Form 10-Q
period 1996-06-01
NORAND CORP /DE/
filed 1996-07-12
CIK 886034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the Quarterly Period Ended June 1, 1996

                        or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


     Commission file number 0-20060


                               NORAND CORPORATION
             (Exact name of registrant as specified in its charter)



           Delaware                                      42-1323151
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


                             550 Second Street S.E.
                            Cedar Rapids, Iowa 52401
               (Address of principal executive offices)(Zip Code)
                        Telephone Number (319) 369-3100
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                Yes   X                                 No
                    -----                                  -----

     As of June 28, 1996, there were 7,646,167 shares of the Registrant's Common Stock, $0.01 par value, outstanding.

On September 25, 1995, the Company announced that it had discovered irregularities during the course of the year-end audit of the Company's Italian subsidiary. As a result of the Company's investigation, it has restated its quarterly unaudited consolidated financial statements for the first three quarters of fiscal 1995 and its quarterly unaudited and year-end audited financial statements for fiscal 1994. See Note 4 to Consolidated Financial Statements for further discussion of the Italian subsidiary irregularities and restatement of financial statements. The restated items applicable to the third quarter of fiscal 1995 are set forth in this report.

                               NORAND CORPORATION
                                     INDEX


               PART I.  FINANCIAL INFORMATION                      Page No.
                                                                   --------

Item 1.Consolidated Financial Statements:

      Consolidated Balance Sheets
      June 1, 1996 and August 31, 1995                                    3

      Consolidated Statements of Operations
      Three Months and Nine Months Ended
      June 1, 1996 and June 3, 1995
      (As Restated)                                                       4

      Consolidated Statements of Stockholders' Equity
      June 1, 1996, August 31, 1995
      and August 31, 1994 (As Restated)                                   5

      Consolidated Statements of Cash Flows
      Nine Months Ended June 1, 1996
      and June 3, 1995 (As Restated)                                    6-7

      Notes to Consolidated Financial Statements                       8-11

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             12-17

      PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                18

      Signatures                                                         19

      Index to Exhibits                                                  20

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               NORAND CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                               JUNE 1,       AUGUST 31,
                                                                1996           1995
                                                             ----------      ----------
                                                             (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents                                     $2,929          $3,809
  Accounts receivable, net of allowances for doubtful
    accounts and estimated sales returns of $7,945
    (unaudited) and $6,423                                      62,820          68,609
  Inventories                                                   36,231          36,678
  Deferred tax assets                                           12,471           6,355
  Prepaid expenses and other current assets                      4,182           4,643
                                                              --------        --------
    Total current assets                                       118,633         120,094

Noncurrent assets:
  Property, plant and equipment, net                            25,958          23,138
  Deferred tax assets                                            3,266           3,266
  Patents and intellectual properties, net                       6,621           6,981
  Goodwill, net                                                  2,641           2,731
  Other noncurrent assets                                        4,754           4,378
                                                              --------        --------
    Total assets                                              $161,873        $160,588
                                                              ========        ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                              $55,021         $39,876
  Accounts payable                                              22,397          25,517
  Accrued payroll and employee benefits                          9,019          10,959
  Other accrued liabilities                                     22,144          19,370
  Deferred income                                                9,085           9,595
                                                              --------        --------
    Total current liabilities                                  117,666         105,317
                                                              --------        --------
Stockholders' equity:
  Common stock, $.01 par value: Authorized 15,000,000
    shares;  issued and  outstanding 7,636,196 shares
    (unaudited) and 7,534,846                                       76              75
  Additional paid-in capital                                    74,754          73,150
  Accumulated deficit                                          (26,087)        (14,312)
  Equity adjustment from foreign currency translation           (4,536)         (3,642)
                                                              --------        --------
    Total stockholders' equity                                  44,207          55,271
                                                              --------        --------
    Total liabilities and stockholders' equity                $161,873        $160,588
                                                              ========        ========

        See accompanying notes to the consolidated financial statements

                               NORAND CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                          -------------------------      --------------------------
                                             JUNE 1,      JUNE 3,          JUNE 1,        JUNE 3,
                                              1996         1995             1996           1995
                                                       (AS RESTATED)                   (AS RESTATED)
                                          -----------   -----------      -----------    -----------
                                          (UNAUDITED)   (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
Revenues:
    Product sales revenue                     $50,205        $47,938       $134,569       $130,553
    Customer service revenue                   10,011          9,758         31,485         28,193
                                            ---------      ---------      ---------      ---------
        Total revenues                         60,216         57,696        166,054        158,746

Cost of products and services                  34,315         30,644        100,370         86,049
                                            ---------      ---------      ---------      ---------
        Gross profit                           25,901         27,052         65,684         72,697

Operating expenses:
    Product development and
        engineering expenses                    4,208          5,252         16,792         15,637
    Selling expenses                           15,284         12,764         42,630         37,682
    General and administrative expenses         3,586          3,307         13,405          9,903
    Restructuring charge                            0              0          5,192              0
                                            ---------      ---------      ---------      ---------
        Total operating expenses               23,078         21,323         78,019         63,222
                                            ---------      ---------      ---------      ---------
    Income (loss) from operations               2,823          5,729        (12,335)         9,475

Interest and other expenses                     1,695          1,079          4,486          2,551
                                            ---------      ---------      ---------      ---------
    Income (loss) before income taxes           1,128          4,650        (16,821)         6,924

Provision (benefit) for income taxes              339          1,372         (5,046)         2,764
                                            ---------      ---------      ---------      ---------
Net income (loss)                                $789         $3,278       ($11,775)        $4,160
                                            =========      =========      =========      =========
Net income (loss) per common share              $0.10          $0.43         ($1.56)         $0.54
                                            =========      =========      =========      =========
Average number of common and common
    equivalent shares outstanding:
    Primary                                 7,726,070      7,698,939      7,570,381      7,656,653
                                            =========      =========      =========      =========
    Fully diluted                           7,791,012      7,698,939      7,570,381      7,656,653
                                            =========      =========      =========      =========





        See accompanying notes to the consolidated financial statements

                               NORAND CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (Dollars in thousands, except share data)

                                                                                                EQUITY
                                                                                               ADJUSTMENT
                                                                     ADDITIONAL               FROM FOREIGN
                                                    COMMON STOCK      PAID-IN    ACCUMULATED    CURRENCY
                                                SHARES       AMOUNT   CAPITAL      DEFICIT     TRANSLATION
                                                ------       ------  ----------  -----------  ------------
Balances, August 31, 1993                      7,000,984      $70    $68,542    ($16,980)       ($1,864)

Exercises of stock options                       349,590        3        573           -              -
Additional expenses of initial public offering         -        -        (37)          -              -
Tax benefit from exercise of stock options             -        -        516           -              -
Foreign currency translation                           -        -          -           -           (220)
Net income (as restated)                               -        -          -       6,374              -
                                               ---------      ---    -------    --------        -------
Balances, August 31, 1994 (as restated)        7,350,574       73     69,594     (10,606)        (2,084)

Exercises of stock options                       174,455        2      2,737           -              -
Tax benefit from exercise of stock options             -        -        382           -              -
Acquisition of subsidiary                          9,817        -        437           -              -
Foreign currency translation                           -        -          -           -         (1,558)
Net loss                                               -        -          -      (3,706)             -
                                               ---------      ---    -------    --------        -------
Balances, August 31, 1995                      7,534,846       75     73,150     (14,312)        (3,642)

Exercises of stock options (unaudited)           101,350        1      1,604           -              -
Foreign currency translation (unaudited)               -        -          -           -           (894)
Net loss (unaudited)                                   -        -          -     (11,775)             -
                                               ---------      ---    -------    --------        -------
Balances, June 1, 1996 (unaudited)             7,636,196      $76    $74,754    ($26,087)       ($4,536)
                                               =========      ===    =======    ========        =======





        See accompanying notes to the consolidated financial statements

                               NORAND CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       NINE MONTH PERIOD ENDED
                                                                  ---------------------------------
                                                                    JUNE 1,             JUNE 3,
                                                                     1996         1995 (AS RESTATED)
                                                                  ----------      -----------------
                                                                  (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)                                                ($11,775)             $4,160
                                                                   --------             -------
  Adjustments  to reconcile net income to net cash
    used in operating activities:
    Depreciation                                                      5,463               4,245
    Amortization                                                      3,020               1,548
    Amortization of deferred royalty income                          (1,815)             (1,711)
    Deferred tax assets                                              (6,116)                  0
    Provision for doubtful accounts and sales returns                 4,360               4,490
    Changes in assets and liabilities:
      Accounts receivable                                             1,115             (11,519)
      Inventories                                                       412              (5,038)
      Prepaid expenses and other assets                                 728                 478
      Deferred income                                                 1,305               1,647
      Accounts payable and accrued liabilities                       (6,301)             (3,170)
      Accrued restructuring, net                                      3,512                   0
                                                                   --------             -------
        Total adjustments                                             5,683              (9,030)
                                                                   --------             -------
        Net cash used in operating activities                        (6,092)             (4,870)
                                                                   --------             -------
Cash flows from investing activities:
  Additions to property, plant and equipment                         (8,282)             (7,645)
  Additions to software, patents, and intellectual properties        (2,494)             (3,455)
                                                                   --------             -------
        Net cash used in investing activities                       (10,776)            (11,100)
                                                                   --------             -------
Cash flows from financing activities:
  Net borrowings under line of credit agreement                      15,119              15,957
  Issuances of common stock                                           1,605               2,500
  Payments of refinancing expenses                                     (642)               (144)
                                                                   --------             -------
        Net cash provided by financing activities                    16,082              18,313
                                                                   --------             -------
Effect of exchange rate changes on cash                                 (94)                (14)
                                                                   --------             -------
Net increase (decrease) in cash and cash equivalents                   (880)              2,329
Cash and cash equivalents:
  Beginning of period                                                 3,809               2,987
                                                                   --------             -------
  End of period                                                      $2,929              $5,316
                                                                   ========             =======



        See accompanying notes to the consolidated financial statements

                               NORAND CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (Dollars in thousands)

                                                                       NINE MONTH PERIOD ENDED
                                                                  ---------------------------------
                                                                    JUNE 1,             JUNE 3,
                                                                     1996         1995 (AS RESTATED)
                                                                  ----------      -----------------
                                                                  (UNAUDITED)         (UNAUDITED)
Supplemental disclosures of cash flow information:
  Interest paid on all debt obligations                              $3,897              $2,077
                                                                   ========             =======
  Income taxes paid (refunded), net                                 ($1,197)             $2,829
                                                                   ========             =======















        See accompanying notes to the consolidated financial statements
                                      - 7-

                               NORAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and the restructuring charge recorded in the second quarter of fiscal 1996) to present fairly the Company's financial position as of June 1, 1996, and the results of its operations and cash flows for the nine months ended June 1, 1996 and June 3, 1995, in conformity with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     The results of operations for the three months and nine months ended June 1, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1995.

2. INVENTORIES


Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                                    June 1,   August 31,
                                                     1996       1995
                                                    -------   ---------
             Parts and materials                    $19,146    $13,572
             Work in process                          1,740      1,799
             Finished goods                          10,867     15,808
             Field service and sales supplies         4,478      5,499
                                                    -------    -------
             Total                                  $36,231    $36,678
                                                    =======    =======

3. SHORT-TERM DEBT

     In October 1995, as a result of non-compliance with the Company's bank credit agreement (the "Agreement"), the Company amended and recollateralized the Agreement resulting in an increase in the effective interest rate by 1.0 percent on LIBOR borrowings and 0.5 percent on prime rate borrowings.
     As a result of the losses for the year ended August 31, 1995 and losses for the quarter ended December 2, 1995, the Company was not in compliance with certain covenants under the Agreement. Borrowings under the Agreement had increased from $39.5 million as of August 31, 1995 to $61.2 million on December 2, 1995 to fund operations and capital additions. Due to the covenant violations, on December 14, 1995, available borrowings under the Agreement were frozen at the balance then outstanding of $57.4 million.
     On January 25, 1996, the Company amended and restated the Agreement (the "Restated Agreement") with its lending group wherein the lending group agreed to waive any defaults under or violations of the Agreement occurring on or before January 25, 1996. The Restated Agreement provides for an amortizing term loan beginning at $52.0 million and amortizing by $1.0 million per month beginning September 15, 1996, to $48.0 million on December 15, 1996, and up to $11.5 million in a borrowing base revolving loan. The Restated Agreement is limited to $63.5 million in aggregate borrowings. Obligations under the Restated Agreement will mature on December 31, 1996. The Company's obligations under the Restated Agreement are secured by substantially all of the assets of the Company. No foreign currency borrowings are permitted under the Restated Agreement. The effective interest rate, effective January 25, 1996, under the Restated Agreement is the agent's alternate base rate plus 1.75% for all borrowings up to $57.4 million and the agent's alternate base rate plus 2.75% for borrowings above $57.4 million. The Restated Agreement contains financial covenants, measured at varying dates, relating to tangible net worth, capital additions, and cash flows. The Company was in compliance with all covenants under the Restated Agreement as of June 1, 1996.
     The Company paid a commitment fee at closing amounting to 0.5% of the total facility. An additional 0.5% fee will be payable on September 15, 1996 if the Company does not comply with certain terms of the Restated Agreement. The total amount outstanding under this facility was $54.6 million at June 1, 1996.

4. ITALIAN SUBSIDIARY IRREGULARITIES AND RESTATEMENT OF FISCAL 1995 SECOND QUARTER UNAUDITED FINANCIAL STATEMENTS

Irregularities Discovered

     On September 25, 1995, the Company announced that it had discovered irregularities during the course of the year-end audit at its Italian subsidiary. At that time the managing director of the Italian subsidiary was removed. The Company's investigation of the irregularities in its Italian subsidiary continued following the initial announcement. The investigation subsequently revealed a complex set of irregularities, which took place over a period of time. The irregularities were facilitated by third parties, certain of which were associated with the former managing director.
     As a result of the investigation attributable to the Italian subsidiary, the Company recorded in its 1995 and 1994 financial statements pretax charges and costs related to sales returns, inventory losses, certain local taxes which may not be recoverable, professional costs for the investigation, and the settlement or anticipated settlement of numerous third party claims against the Italian subsidiary. Included in the Company's restated results for the third quarter and nine months ended June 3, 1995, after restatement for irregular sales and costs, are pretax charges and costs totaling $0.1 million and $1.8 million, respectively, which result from certain local taxes which may not be recoverable and $0.5 million in the first quarter resulting from inventory losses.
     The Company believes that a thorough investigation has been completed in order to determine the aggregate losses due to the irregularities. The Company has continued to pursue potential further recoveries from third parties and insurance. Such potential recoveries have not been reflected in the accompanying financial statements. During the first nine months of fiscal 1996 the Company settled numerous previously identified third party claims for costs which approximated previous estimates. No new claims have been presented that would have a material adverse financial impact on the Company. Based upon the results of its investigation and claim settlements, the Company does not believe that the aggregate charges and operating losses relating to these known facts and circumstances will materially exceed the amount of losses and costs already recorded. However, there can be no assurance that additional third party claims will not be discovered in future periods which will result in further losses related to this matter.
Such losses could be material to the consolidated results of operations in any future period. Management does not believe that any such losses will be material to the Company's consolidated financial position.

Restatement of Financial Statements

     As discussed above, the previously reported results for the third quarter of fiscal 1995 have been restated by the Company in order to reflect the correction of the irregularities discovered at its Italian subsidiary. The effect of the restatement adjustments on results for the three months and nine months ended June 3, 1995 is as follows:


                                         Three Month            Nine Month
                                         Period Ended          Period Ended
                                        June 3, 1995           June 3, 1995
                                    ---------------------  ---------------------
                                    Previously             Previously
                                     Reported   Restated    Reported   Restated
                                    ----------  ---------  ----------  ---------
Revenues:
  Product sales revenue             $   48,338  $  47,938  $  131,894  $ 130,553
  Customer service revenue               9,759      9,758      28,193     28,193
                                    ----------  ---------  ----------  ---------
    Total revenue                       58,097     57,696     160,087    158,746

Cost of products and services           30,524     30,644      85,838     86,049
                                    ----------  ---------  ----------  ---------
  Gross profit                          27,573     27,052      74,249     72,697

Operating expenses:
  Product development and
    engineering expenses                 5,252      5,252      15,637     15,637
  Selling expenses                      12,712     12,764      36,294     37,682
  General and administrative
    expenses                             3,307      3,307       9,903      9,903
                                    ----------  ---------  ----------  ---------
    Total operating expenses            21,271     21,323      61,834     63,222
                                    ----------  ---------  ----------  ---------
  Income from operations                 6,302      5,729      12,415      9,475

Interest and other expenses              1,079      1,079       2,551      2,551
                                    ----------  ---------  ----------  ---------
  Income before income taxes             5,223      4,650       9,864      6,924

Provision for income taxes               1,567      1,372       2,959      2,764
                                    ----------  ---------  ----------  ---------
Net income                          $    3,656  $   3,278  $    6,905  $   4,160
                                    ==========  =========  ==========  =========
Net income per common share         $     0.47  $    0.43  $     0.90  $    0.54
                                    ==========  =========  ==========  =========
  Average number of common and
  common equivalent shares
    outstanding                      7,698,939  7,698,939   7,656,653  7,656,653
                                    ==========  =========  ==========  =========

5.  RESTRUCTURING

     During the second quarter of fiscal 1996, the Company recorded a charge of $5.2 million ($3.6 million after-tax) related to a company-wide restructuring of operations. The restructuring charge includes $4.7 million for severance and other costs related to a workforce reduction (substantially all of which occurred prior to March 2, 1996) and $0.5 million of lease exit costs associated with the closing or consolidating of certain facilities. The Company believes that annual cost savings resulting from the restructuring will be in excess of these charges. As of June 1, 1996, the Company had disbursed $1.7 million of the charge, primarily for severance and lease exit costs. The Company expects to expend the majority of the remaining balance of the charge by the end of the calendar year, except for amounts due in installments under longer-term severance and lease agreements.

6.  LITIGATION

     In October 1995, two class action complaints were filed against the Company and certain of its officers in United States District Court in Cedar Rapids, Iowa, seeking unspecified damages on behalf of a purported class of purchasers of Norand stock on the ground that the defendants violated the federal securities laws by allegedly making materially false and misleading statements concerning the Company's results of operations and future prospects during the period from March 20, 1995 until September 25, 1995. On November 24, 1995, a third lawsuit was filed in the same court raising substantially the same claims on behalf of a broader purported class of purchasers of Norand stock.
     All three lawsuits were consolidated under the caption In re Norand Corporation Securities Litigation (Master File No. C 95-323). On December 23, 1995, a single amended and consolidated complaint was filed in the consolidated action, superseding all previous pleadings. The complaint was filed on behalf of a purported class consisting of purchasers of Norand stock from September 26, 1995 through November 17, 1995, and names as defendants the Company, five of its present or former senior officers, and Arthur Andersen LLP, the Company's independent public accountant. The consolidated complaint alleges, among other things, that the Norand defendants materially overstated the Company's revenues and earnings by improperly recording sales in its Italian subsidiary and misled the market by failing to disclose alleged problems with certain of its products that affected its revenues in the fourth quarter of fiscal 1995.
     The Company believes that all of the claims described above are without merit and intends to vigorously defend the lawsuits. However, there can be no assurance with respect to the outcome of the litigation.
     The Company is also subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters will not be material to the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AS A PERCENTAGE OF TOTAL REVENUES (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          ------------------------------------- ---------------------------------------
                                                JUNE 1,           JUNE 3,             JUNE 1,           JUNE 3,
                                                 1996        1995 (AS RESTATED)        1996        1995 (AS RESTATED)
                                          ------------------ ------------------ ------------------ --------------------
                                              (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Revenues:
   Product sales revenue                  $50,205      83.4%  $47,938     83.1%  $134,569    81.0%   $130,553     82.2%
   Customer service revenue                10,011      16.6%    9,758     16.9%    31,485    19.0%     28,193     17.8%
                                          -------     -----   -------    -----   --------   -----    --------    -----
      Total revenues                       60,216     100.0%   57,696    100.0%   166,054   100.0%    158,746    100.0%

Cost of products and services              34,315      57.0%   30,644     53.1%   100,370    60.4%     86,049     54.2%
                                          -------     -----   -------    -----   --------   -----    --------    -----
   Gross profit                            25,901      43.0%   27,052     46.9%    65,684    39.6%     72,697     45.8%
                                          -------     -----   -------    -----   --------   -----    --------    -----
Operating expenses:
   Product development and
      engineering expenses                  4,208       7.0%    5,252      9.1%    16,792    10.1%     15,637      9.9%
   Selling expenses                        15,284      25.3%   12,764     22.1%    42,630    25.7%     37,682     23.7%
   General and administrative expenses      3,586       6.0%    3,307      5.8%    13,405     8.1%      9,903      6.2%
   Restructuring charge                         0       0.0%        0      0.0%     5,192     3.1%          0      0.0%
                                          -------     -----   -------    -----   --------   -----    --------    -----
      Total operating expenses             23,078      38.3%   21,323     37.0%    78,019    47.0)%    63,222     39.8%
                                          -------     -----   -------    -----   --------   -----    --------    -----
   Income (loss) from operations            2,823       4.7%    5,729      9.9%   (12,335)   (7.4)%     9,475      6.0%

Interest and other expenses                 1,695       2.8%    1,079      1.8%     4,486     2.7%      2,551      1.6%
                                          -------     -----   -------    -----   --------   -----    --------    -----
   Income (loss) before income taxes        1,128       1.9%    4,650      8.1%   (16,821)  (10.1)%     6,924      4.4%

Provision (benefit) for income taxes          339       0.6%    1,372      2.4%    (5,046)   (3.0)%     2,764      1.7%
                                          -------     -----   -------    -----   --------   -----    --------    -----
Net income (loss)                            $789       1.3%   $3,278      5.7%  ($11,775)   (7.1)%    $4,160      2.7%
                                          =======     =====   =======    =====   ========   =====    ========    =====

INTRODUCTION

     Norand designs, manufactures, and markets mobile computing systems and wireless data communication networks using radio frequency technology. These systems automate the collection, processing and communication of information related to product sales and distribution, inventory control and warehouse data management. Norand systems include hand-held computers and radio frequency terminals as well as a variety of other hardware devices; application-specific software; communication networks; systems integration and support services; and related peripheral items including portable printers and bar code scanning devices.

     The discussion of Norand's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this quarterly report.

ITALIAN SUBSIDIARY IRREGULARITIES AND RESTATEMENT OF FINANCIAL STATEMENTS

Irregularities Discovered

     On September 25, 1995, the Company announced that it had discovered irregularities during the course of the year-end audit at its Italian subsidiary. At that time the managing director of the Italian subsidiary was removed. The Company's investigation of the irregularities in its Italian subsidiary continued following the initial announcement. The investigation subsequently revealed a complex set of irregularities, which took place over a period of time. The irregularities were facilitated by third parties, certain of which were associated with the former managing director.
     As a result of the investigation attributable to the Italian subsidiary, the Company recorded in its 1995 and 1994 financial statements pretax charges and costs related to sales returns, inventory losses, certain local taxes which may not be recoverable, professional costs for the investigation, and the settlement or anticipated settlement of numerous third party claims against the Italian subsidiary. Included in the Company's restated results for the third quarter and nine months ended June 3, 1995, after restatement for irregular sales and costs, are pretax charges and costs totaling $0.1 million and $1.8 million, respectively, which result from certain local taxes which may not be recoverable and $0.5 million in the first quarter resulting from inventory losses. See Note 4 to Consolidated Financial Statements for a summary of the restatement.
     The Company believes that a thorough investigation has been completed in order to determine the aggregate losses due to the irregularities. The Company has engaged legal counsel to continue to investigate the irregularities and pursue potential further recoveries from third parties and insurance. Such potential recoveries have not been reflected in the accompanying financial statements. During the first nine months of fiscal 1996 the Company settled numerous previously identified third party claims for costs which approximated previous estimates. No new claims have been presented that would have a material adverse financial impact on the Company. Based upon the results of its investigation and claim settlements, the Company does not believe that the aggregate charges and operating losses relating to known facts and circumstances will materially exceed the amount of recorded losses and costs. However, there can be no assurances that additional third party claims will not be discovered in future periods which will result in further losses related to this matter. Such losses could be material to the consolidated results of operations in any future period. Management does not believe that any such losses will be material to the Company's consolidated financial position.

RESTRUCTURING

     On January 25, 1996, the Company announced that it was reviewing its world-wide operations. As part of its review, the Company announced a company-wide restructuring of its operations and implemented actions designed to improve its financial performance in the short and long term. These actions are targeted at improving gross margins, significantly reducing operating expenses and enhancing the capability of launching and supporting new products and systems. The actions that the Company has taken resulted in a restructuring charge of $5.2 million ($3.6 million after-tax). The restructuring charge includes $4.7 million for severance and other costs related to reductions in the Company's domestic and international workforce (substantially all of which occurred prior to March 2, 1996) and $0.5 million for lease exit costs associated with the closing or consolidating of certain facilities.
     While this charge reduced second quarter net income, the Company believes that annual cost savings resulting from the restructuring will be in excess of these charges. In addition, the Company believes that it will be able to continue financing the cost of the restructuring from existing working capital and the borrowing capacity of its amended credit facility. The Company believes that the combination of increasing revenues along with the potential savings of the restructuring initiatives should continue to result in improved financial results. However, no assurances can be given as to the actual extent of any savings or improvements that might be realized or that additional actions and additional charges against earnings might not occur in the future.
     The restructuring of the Company's operations will aid its transition to an open systems mobile computing company delivering local wireless and remote business solutions. The transition has required changes in the organization's size, structure and skill sets required to profitably operate in this new environment. The Company will continue to make critical sales channel and R&D investments to support its vertical market solutions strategy.

        The objectives of the restructuring are to:

        *  Reduce operating expenses

        * Increase efficiencies and coordination of development activities

        * Strengthen product and systems integration support through consolidation of resources

        *  Strengthen the procurement and logistics functions

        *  Complete the consolidation of world-wide sales and marketing

        *  Provide increased financial control.


     The actions were taken to improve both the short and long term performance of the business by creating a more effective marketing, sales and support organization, with ongoing investment in new products and more efficient manufacturing, procurement and logistics capabilities.
     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties and actual results could differ materially from expected results. Potential risks and uncertainties include, without limitation, continued pressures in the marketplace, the Company's ability to realize the benefits of the announced restructuring of the Company, the future need for additional restructuring, and the Company's ability to achieve increased revenues from new products and markets and lower operating expenses.

RESULTS OF OPERATIONS

Revenues

     Consolidated revenues for the quarter and nine months ended June 1, 1996, increased $2.5 million or 4.4% and $7.3 million or 4.6%, respectively, compared to revenues for the same periods in the prior
fiscal year.   Product revenues increased $2.3 million or 4.7% and $4.0
million or 3.1%, respectively, from the comparable prior periods. The modest growth in product revenues is due to slower than expected sales growth caused by component shortages and late-in-the-quarter product mix shifts. At the end of the quarter ended June 1, 1996, the Company began volume shipments of the new, small form factor RF terminal, the 6400 PEN*KEY(R) which was first shipped during the second quarter. Customer service revenues increased $0.2 million or 2.6% and $3.3 million or 11.7%, respectively, from the comparable prior periods due primarily to continued growth in the Company's installed world-wide customer base. The growth in customer service revenues in the third quarter of 1996 was slowed as a result of the expiration of certain long-term maintenance contracts for the Company's legacy products.

Gross Profit

     Norand's gross profit for the quarter and nine months ended June 1, 1996, decreased $1.2 million or 4.2% and $7.0 million or 9.6%, respectively, from the comparable prior periods. Gross profit as a percent of total revenues decreased from 46.9% to 43.0% for the quarter and from 45.8% to 39.6% for the nine months ended June 1, 1996. The decrease in gross profits is due primarily to $2.4 million of inventory write-offs in the second quarter of fiscal 1996, a continued shift in product mix to the new PEN*KEY family of products which carry a lower margin than the products they replace, higher costs associated with shipments of new products, and lower margins in all markets due to competitive pricing pressures.
     The Company expects fourth quarter gross margins to remain in the range of gross margin percentages recorded in the three and nine month periods ended June 1, 1996. The Company expects the margins to be lower in the fourth quarter of fiscal 1996 compared to the same period in fiscal 1995 due to the continued shift in product mix and competitive pricing pressures, as discussed above.

Operating Expenses

     Product Development and Engineering. Product development and engineering expenses for the quarter and nine months ended June 1, 1996, decreased $1.0 million or 19.9% and increased $1.2 million or 7.4%, respectively, from the comparable prior periods due primarily to the timing of costs incurred in the completion of development projects related to the PEN*KEY family of products combined with continued development and enhancement of other new and existing product lines. Product development and engineering expenses as a percent of total revenue were 7.0% and 10.1% for the quarter and nine months ended June 1, 1996, respectively, compared with 9.1% and 9.9% for the comparable prior periods.

     Selling. Selling expenses for the quarter and nine months ended June 1, 1996, increased $2.5 million or 19.7% and $4.9 million or 13.1%, respectively, from the comparable prior periods due primarily to $1.7 million of incremental bad debt reserves recorded in the third quarter of 1996 and higher sales commissions on increased revenues. Selling expenses as a percent of total revenues were 25.3% and 25.7% for the quarter and nine months ended June 1, 1996, respectively, compared to 22.1% and 23.7% for the comparable periods in the prior year.

     General and Administrative. General and administrative expenses for the quarter and nine months ended June 1, 1996, increased $0.3 million or 8.4% and $3.5 million or 35.4%, respectively, from the comparable prior periods. General and administrative expenses as a percent of total revenues were 6.0% and 8.1% for the quarter and nine months ended June 1, 1996, respectively, compared to 5.8% and 6.2% for the comparable periods in the prior year. The increase for the quarter ended June 1, 1996 is due primarily to increased patent amortization compared to the third quarter in 1995. The increase for the nine months ended June 1, 1996 is primarily due to an additional $1.0 million of professional fees related to the completion of the Company's Italian investigation and certain other costs, $1.1 million of costs relative to the development, maintenance and defense of the Company's intellectual properties, $1.2 million of depreciation, telecommunication costs and personnel related expenses, and $0.3 million of legal costs recorded in the first quarter of fiscal 1996 relative to shareholder class action lawsuits.

Interest and Other Expenses

     Interest and other expenses for the quarter and nine months ended June 1, 1996, increased $0.6 million and $1.9 million, respectively, due primarily to increased short-term debt for financing the continued growth in the Company's foreign and domestic operations, and higher interest rates.

Income Taxes

     The Company's effective tax rate was 30.0% for the quarter and nine months ended June 1, 1996. The effective tax rate for the quarter and nine months ended June 1, 1996 is comparable to the same periods in fiscal 1995, exclusive of the effect of the costs and losses for the irregularities in Italy, which were not tax benefited.

Net Income

     Net income of $0.8 million and the net loss of $11.8 million for the quarter and nine months ended June 1, 1996, respectively, compared to net income of $3.3 million and $4.2 million for the comparable periods in fiscal 1995. The decrease in net income for the quarter compared to the third quarter of 1995 is due primarily to decreased margins, increased operating expenses and increased interest and other expenses offset by a decrease in the provision for income taxes. The net loss for the nine months ended June 1, 1996 compared to the net income for the prior year is due to decreased margins, increased operating expenses (which include the restructuring charge recorded in the second quarter of 1996), and increased interest and other expenses, offset by an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operations were $6.1 million and $4.9 million for the nine months ended June 1, 1996, and June 3, 1995, respectively. The cash outflows from operations resulted primarily from the net loss of $11.8 million and decreases in accounts payable and other current liabilities offset by reduced accounts receivable and inventories.

     The Company invested $10.8 million and $11.1 million in capital equipment and intellectual properties in the nine month periods ended June 1, 1996 and June 3, 1995, respectively. Capital equipment investments were primarily concentrated in production machinery, tooling and equipment, office automation tools, continued investment in the implementation of SAP business systems software, and sales and product development equipment to support continued business growth.

     The Company believes that capital equipment and systems additions as well as working capital requirements can be funded from operations or by existing borrowing capacity under the Company's current credit facility which matures on December 31, 1996. The Company fully expects to be able to obtain financing to replace the existing credit facility when it matures.

                               NORAND CORPORATION

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See  Exhibit Index which is incorporated herein by reference.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NORAND CORPORATION
                                (Registrant)

Dated:  July 12, 1996
                                N. Robert Hammer
                                --------------------------------
                                N. Robert Hammer
                                Chairman,  President and Chief Executive Officer


Dated:  July 12, 1996
                                Robert A. Hurd
                                --------------------------------
                                Robert A. Hurd
                                Controller, Chief Accounting Officer
                                and Assistant Treasurer

                               NORAND CORPORATION
                                 EXHIBIT INDEX






Exhibit No.  Description
- - -----------  -----------

10(uuuu) Incentive Stock Option Agreement dated March 29, 1996, between Norand Corporation and Thomas O. Miller

10(vvvv) Incentive Stock Option Agreement dated February 6, 1996, between Norand Corporation and Thomas O. Miller

10(wwww) Incentive Stock Option Agreement dated March 29, 1996, between Norand Corporation and Robert A. Hurd

10(xxxx) Incentive Stock Option Agreement dated February 6, 1996, between Norand Corporation and Robert A. Hurd

10(yyyy) Incentive Stock Option Agreement dated January 25, 1996, between Norand Corporation and John A. Niemzyk

10(zzzz) Incentive Stock Option Agreement dated March 29, 1996, between Norand Corporation and John A. Niemzyk

10(aaaaa)    Incentive Stock Option Agreement dated March 29, 1996,
             between Norand Corporation and N. Robert Hammer

10(bbbbb)    Incentive Stock Option Agreement dated March 29, 1996,
             between Norand Corporation and Alan G. Bunte

10(ccccc)    Incentive Stock Option Agreement dated February 6, 1996,
             between Norand Corporation and Alan G. Bunte

  11         Computation of Per-Share Income

  27         Financial Data Schedule