Form 10-K
period 1996-08-31
NORAND CORP /DE/
filed 1996-11-27
CIK 886034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

(MARK ONE)
    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED AUGUST 31, 1996
                                           OR
    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 0-20060

                               NORAND CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       42-1323151
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)
           550 SECOND STREET S.E.
             CEDAR RAPIDS, IOWA                                     52401
  (Address of principal executive offices)                       (Zip Code)

                                 (319) 369-3100
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 8, 1996, based on the last reported sale price on that date on the Nasdaq National Market of $17.75 per share:

                   COMMON STOCK-$.01 PAR VALUE-$132,611,777*

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 1996.

                  COMMON STOCK-$.01 PAR VALUE-7,664,621 SHARES

* Based on reported beneficial ownership by all directors and executive officers of the registrant; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

                    Page 1 of   . Exhibit index at page   .

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                                ITEM 1. BUSINESS

COMPANY OVERVIEW

     Norand Corporation, a Delaware corporation, was organized in 1988 as the successor to a business established in 1968. In February 1993 Norand completed an initial public offering of 4,025,000 shares of its common stock. Norand's principal executive office is located at 550 Second Street Southeast, Cedar Rapids, Iowa 52401. Norand's telephone number is (319) 369-3100. Unless the context indicates or requires otherwise, references in this Form 10-K to "Norand" or the "Company" are to Norand Corporation and its subsidiaries.

     Norand designs, develops, manufactures, markets and services mobile computing systems and wireless data communication networks using radio frequency technology. These systems automate the collection, processing and communication of information related to product sales and distribution, inventory control and warehouse data management. Norand systems include hand-held computers and radio frequency terminals as well as a variety of other hardware devices; application-specific software; communication networks; systems integration and support services; and related peripheral items including portable printers and bar code scanning devices.

     Norand has continued to invest in a variety of enabling technologies (such as application software and network communications systems) that support its systems solution approach. Norand has spent over $120 million on product development and engineering expenses since October 1988 to transform the Company from a hardware product-oriented company to an integrated systems solutions provider.

MARKETS

Mobile Computing Systems

     The mobile computing systems market consists of several applications, such as: route accounting, sales merchandising, remote delivery and field service. These applications are used in the consumer products, food, beverage, wholesale, parcel delivery, freight, field service and home service industries.

     Route accounting involves concurrent order taking, product delivery and inventory tracking. Salespeople use Norand's systems to enter customer orders into hand-held computers which use Norand portable printers to generate invoices that are left with the customers' orders at their retail locations. At the end of a route delivery day, information stored in hand-held computers is electronically transferred to host information systems, and instructional and control information for the next day's routes is downloaded back to the hand-held computers.

     Field service applications are similar to route accounting applications. A service is delivered instead of products. For example, Norand computers are used as productivity tools in the pest control industry to keep track of sales activity and service delivery. Sales merchandising applications pertain to suppliers, primarily in the food and consumer product industries, who gather information regarding comparative sales and administer sales promotions at the retail level. Information gathered is also used to reconcile inventory and product deliveries with cash collections. Remote delivery applications are similar to route accounting applications; however, products are not immediately delivered to customers as they are in route accounting applications. Rather, order information is entered into portable hand-held computers and later transferred to host information systems. This information is used to produce master schedules, pick lists, shipping instructions and invoices.

Radio Frequency Systems

     The radio frequency ("RF") systems market is comprised of manufacturing, warehousing and distribution center and retail applications. Norand focuses on the use of RF technology and bar code scanning in its systems targeted for this market which requires real-time information exchange and processing. Manufacturing applications include the collection and communication of information related to receipt of materials, work-in-progress, finished goods inventory and other functions throughout the manufacturing process. Warehousing and distribution center applications involve the collection and communication of information related to receiving materials to be stored, storage locations, materials retrieval and shipping. Retail applications include the automation of price verification, shelf label maintenance and product receiving functions.

International

     International sales opportunities exist in countries where mobile computing systems market practices and other applications are similar to the U.S. Opportunities within the food and beverage industries exist in Canada, Mexico, South America, Australia and Europe. Additional opportunities exist to service the international operations of Norand's multi-national U.S. customers. The extent of RF systems opportunities in any particular country is based on the level of industrialization, the status of bar coding implementation and the RF regulatory environment.

PRODUCTS AND SYSTEMS

     Norand has developed a broad line of products and systems for the mobile computing systems and RF systems markets. Norand systems generally combine applications-specific software, data communication networks, portable and mobile key-pad and pen-based hand-held computers, portable and mobile printers, bar code scanning devices and related peripheral equipment. Norand's current product development efforts include advanced communication networks, further integration of RF technology, application software development technologies, advances in portable computers and automatic identification technology integration.

Mobile Computing Systems

     The principal components of a typical Norand mobile computing system incorporate industry application-specific software such as Route-commander(R) programs for automating route accounting, data communication networks with integrated battery charging docks, hand-held computers, portable and mobile printers for printing invoices at the delivery location and related peripheral equipment.

     Remote delivery, sales merchandising and field service systems typically include applications-specific software, remote communications components, such as modems, hand-held computers and receipt or label printers.

     Applications-Specific Software. Applications-specific software modules are designed for salespeople or specific operations. Remote user applications, such as the Route-commander(R) application, include complex unit pricing, promotion schedules, invoice printing, inventory tracking and reallocation, truck routing, sales histories, cash reconciliation, exception reporting, load control, product forecasting and route control functions. Remote site applications include file and data management, communications control and consolidated results reporting. Many of Norand's application software programs are industry specific as well as customer specific.

     Data Communications Networks. A sophisticated communication controller with an integrated battery charging dock provides network interfaces, communication control and the overnight charging of hand-held computer batteries. Communications sessions may be run simultaneously with each docked computer, multiple depots and the customer's host information systems.

     Hand-Held Computers. Each system typically includes hand-held computers that incorporate microprocessors, memory (SRAM, DRAM, and ROM), displays, keyboards, battery packs and power management circuitry. The system also includes operating system programs and software that tailor the data collection, retrieval and mobile computing capabilities to the specific application. The computer is contained in a rugged, ergonomically designed case which fits conveniently in the user's hand and is designed to withstand heavy industrial use.

     Portable and Mobile Printers and Peripheral Equipment. Portable and mobile printers are an integral part of Norand's system configurations and include a variety of technologies. Norand printers are designed to accommodate special applications and environmental demands, such as vehicular power surges and exposure to moisture and extreme temperatures. Other peripheral equipment includes sophisticated two-way controllers, modems and unique, applications-specific packaging.

Radio Frequency Systems

     Typical RF systems include data communication networks using wireless system networks, host and distributed network links, rugged hand-held and mobile computers and applications-specific peripheral equipment. Customers in the RF systems market use Norand systems in manufacturing, warehousing and distribution center and retail applications, each of which typically requires real-time interactive information exchange. The information flow facilitated through such networks can help improve workforce allocation, inventory accounting, order filling and process management by automating order processing, materials movement, and logistics.

     Data Communication Networks. Norand's data communication and wireless networking expertise allows for the design and implementation of expandable and scaleable systems that seamlessly integrate with customers' existing host information networks. Norand designs wireless networks that maximize data throughput and performance, and emphasize fault tolerance and data integrity. These capabilities are accomplished through sophisticated protocols, communication software layers, industry standard interfaces, communications hardware and integrated RF data radios. The requirements and sophistication of Norand networks increase with greater demand for data transfer speed, reliability, mobility and fault tolerance of these increasingly mission critical applications.

     Host and Distributed Network Links. The wireless communications link with hand-held computers uses radio base stations/access points and controllers, which, for smaller systems, may be integrated into a single unit. A base station converts the radio signals received from terminals to digital signals recognizable by the host information system. A base station also converts data generated by the host information system to radio signals for transmission to the hand-held computers. Norand offers a range of base station radio hardware that may be distributed throughout a facility to enable communications with a large number of hand-held computers. These products enable Norand to provide reliable radio coverage of both small and very large areas and/or multiple buildings. Norand radio products include products used in wide area communication network applications such as field sales automation.

     Norand base stations and hand-held computers incorporate radios designed or selected by Norand to meet its specifications. The radio component is either purchased from external sources or manufactured by Norand. Because Norand designs its own radios, it is able to produce radios with low power usage and size configurations that permit the radios to be physically integrated into terminal units rather than being separately packaged. This is important for customers who require special radio designs to meet applicable country regulatory requirements.

     Norand communications controllers provide RF network management in addition to offering an interface to various customer host computer networks. Norand networks are designed to provide connectivity to all industry standard host information system architectures, including IBM's 3270 and 5250 terminal emulation protocols, DEC's VT 220 and Ethernet connections employing TCP/IP protocols used in non-IBM host networks.

     Through multiple layers of communications protocol support, Norand network controllers handle numerous linkages with intelligent base stations, communication docks, portable computers and additional system nodes creating an advanced network that maximizes speed, coverage and network availability. Norand systems communicate and interface with multiple host information systems and provide for remote diagnostics access. Norand's RF systems utilize both UHF and spread spectrum radio technologies ("SST"). Narrow-band UHF systems have system cost and coverage range advantages. SST-based systems offer faster data transfer speed advantages and do not require special site licensing.

     Hand-Held and Mobile Computers and Application-Specific Peripheral Equipment. Norand systems include rugged hand-held and vehicle-mounted computers that incorporate microprocessors, integrated RF data radios, memory, displays, keyboards, integrated bar code scanners and power management circuitry. Mobile terminals typically draw their power from forklifts, high lifts, or other mobile materials handling equipment on which they are mounted. Cases and mounting hardware are designed for extremely harsh environments including forklift and other mobile platform vibrations. Hand-held computers contain their own rechargeable, replaceable battery. Applications-specific peripheral equipment includes industrial bar code scanners, bar code printers, battery pack chargers and large displays for forklift operations.

CUSTOMERS

     Norand markets its mobile computing and RF systems primarily to medium-size and large corporations worldwide. No single customer accounted for 10% or more of Norand's product revenues in any of the last three fiscal years.

SALES AND MARKETING

     Norand sells and distributes its systems and products worldwide through multiple channels. Norand uses three sales and distribution channels: a direct field sales force which concentrates on large, complex systems sales; value added resellers ("VARs") that offer applications-specific solutions; and major systems integrators, such as IBM, that market Norand's products. Each channel adds value to the sales and installation process by assisting in the design and integration of Norand systems at the end user level. Regardless of the channel, the integration of a successful system requires definition of end user requirements, specification of interfacing and system connections, network integration and radio network coverage considerations, careful project management and, in many mobile applications, development of application software. The direct sales force manages the activities of all distribution channels, typically on both a geographic and an application-specific vertical market basis.

Direct Field Sales Force

     As of October 31, 1996, Norand had 197 employees in its worldwide field sales group. The direct sales organization focuses on selling to major accounts and supporting systems integrators and VARs. Included in this organization are sales executives, systems engineers and major account project managers, who work in teams to define customer requirements and install and implement systems that are customer specific. The sales force is organized into segments that correspond to Norand's major target markets. Field sales force responsibilities include pre-sales efforts, system installation and implementation, and post-sales support.

     In North America, Norand has field sales offices in 14 cities in the United States, Canada, and Mexico. Additionally, Norand has field sales and support offices in the United Kingdom, Germany, Spain, Italy, the Netherlands, Denmark, Sweden and Australia.

Value Added Resellers and System Integrators

     Norand products are distributed through a select group of VARs and system integrators that provide value to sales, system integration, installation and software support. Norand selects VARs based on their application knowledge, systems and technical expertise, financial resources, support capabilities, ability to provide complete systems to a specific market segment, reputation and dedication to customer satisfaction. Norand sells through approximately 240 active VARs. No single VAR accounted for more than 5% of Norand's sales in 1996.

International Sales Channels

     International sales channels include a direct sales force with offices in Australia, Canada, Denmark, Germany, Italy, Mexico, Netherlands, Spain, Sweden and the United Kingdom, and VARs in Argentina, Australia, Finland, Greece, Hong Kong, Japan, Spain, Venezuela and the Benelux countries. Norand is continuing to invest in international markets by expanding sales channels, modifying products to fit country requirements and providing local service and support. In 1996, approximately 28% of Norand's revenues were attributable to international sales (including export sales) compared with 31% of revenues attributable to such sales in 1995. See Note 14 of Notes to Consolidated Financial Statements.

SERVICE AND SUPPORT

     Norand emphasizes quality customer service and support with approximately 231 employees dedicated to these functions at Norand's thirteen service facilities. Norand maintains an extensive field service organization, as well as an internal support staff in Cedar Rapids, Iowa. Assistance is available to Norand customers 24 hours a day, seven days a week.

     Norand typically offers industry-standard 90 day to one year warranties and offers several flexible service arrangements to meet customer needs. The majority of Norand's service agreements are one-year renewable contracts. In addition to technical support of installed systems, Norand's Systems Integration and Support Services Group provides pre-installation site surveys, installation services, user training, technical training, application software support and host information system integration services under a variety of billing options.

     Significant, on-going investment is directed toward improving customer support capabilities and responsiveness. Norand has implemented an automated call response center (i.e., help desk) that features direct and remote diagnostic access capabilities.

QUARTERLY TREND IN OPERATING RESULTS

     Historically, Norand has experienced a trend in its operating results in which the fourth quarter contributes the highest total revenues and operating income. In the fiscal years ended August 31, 1994, 1995 and 1996 the fourth quarter represented approximately 32%, 27% and 29% of revenues, respectively. In the fiscal year ended August 31, 1994, fourth quarter operating income amounted to approximately 45% of operating income for the year. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 15 of Notes to Consolidated Financial Statements regarding the operating loss in the fourth quarter of 1995, and operating income in the fourth quarter of 1996. Norand believes that the above trend of sales and earnings, which shows the importance of the fourth quarter, results mainly from the historical structure of Norand's sales programs combined with the timing of new product introductions and resulting customer orders. Norand can provide no assurance that this trend will improve in the future. Norand believes that quarterly, period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Product and System Development

     Norand believes that its future results depend, in part, on its ability to develop new products and enhance the capabilities and features of its existing products. Norand has spent $17.0 million, $19.5 million and $18.5 million in fiscal years 1994, 1995 and 1996, respectively, on research and development. Norand's current development efforts include projects related to advanced wired and wireless network and communication systems, object-oriented software libraries, modular terminal devices, and innovative peripheral devices. It is not certain, however, that any particular development project will result in products or product improvements that achieve commercial acceptance.

     Norand continues to emphasize new product and system development as a key element of its business strategy. Norand was one of the first companies to develop and market the following systems and products: bar code scanning with hand-held batch terminals (mid-1970s); two-way programmable hand-held computers (late 1970s); route accounting systems (late 1970s); charged coupled device ("CCD") hand-held scanners

(early 1980s); integrated hand-held RF systems (mid-1980s); rugged, portable, AC/DC powered printers (late 1980s); rugged "pick and run" RF systems (late 1980s); pocket RF systems (early 1990s); pen-based portable systems (1994); and full VGA screen, rugged portable systems (1995).

     Norand emphasizes concurrent engineering practices in product development by involving all aspects of the product development and manufacturing processes, including engineering, manufacturing, suppliers and marketing.

MANUFACTURING AND SUPPLIERS

     Norand's manufacturing operation is responsible for final assembly of products, subassembly of certain components, system level quality assurance and materials movement and product logistics. The production workforce is organized into multi-skilled, product specific, self-directed work teams. Just-in-time manufacturing methodologies are utilized throughout the operation to build product to specific customer orders as received.

     Norand's internal information systems track and plan the availability of materials and manpower. In addition, Norand utilizes bar code and scanner technology and Norand's own RF networks and terminals to stage and track customer shipments. Norand also tracks all phases of the production process from supplier defects to product defects at the customer site. This information helps Norand systematically identify and eliminate such defects. In addition, Norand is in the process of strengthening its internal information systems through the implementation of the SAP business systems software package. The SAP system will provide a worldwide, integrated set of business applications including customer order entry, manufacturing and financial systems. Configuration of the SAP system began in the first quarter of fiscal year 1996. During the fourth quarter of 1996, the financial and procurement functions of the Company began processing information and transactions in the new system. The Company expects to complete its world-wide implementation of SAP in fiscal 1997.

     Norand has developed relationships with high quality suppliers which enable the Company to route many incoming components directly to stock without inspection, thereby reducing cost and cycle time. Currently about 20 suppliers provide approximately 45% of the dollar volume of components purchased. Single source subassembly manufacturers are used for such components as printed circuit boards and molded outer case parts. EMD Associates, Inc., Electronic Assembly Corporation, and Celestica, Inc. are the Company's principal suppliers of printed circuit boards and other electronic components. PSC, Inc. and Symbol Technologies, Inc. ("Symbol") are the Company's principal bar code scanner suppliers. Epson America, Inc. is a primary supplier to the Company of printer mechanisms, liquid crystal displays, and PCMCIA products.

     Symbol owns certain patents relating to integrated laser scanning terminals and has licensed several companies, including Norand, to produce and sell integrated laser scanning terminals covered by the licensed patents in a certain field of use as defined in the license agreement. Norand's license agreement with Symbol permits Symbol to terminate Norand's license upon a change of control of Norand unless (1) Norand pays a transfer fee to Symbol equal to the higher of 10% of that portion of the consideration received in the sale of control of Norand that is attributable to technology covered by the license agreement or $500,000 and (2) Norand and each entity having beneficial ownership of more than 50% of Norand's voting securities or otherwise actually controlling Norand, maintains its headquarters and base operations and organizations in North America or Western Europe. For purposes of this license agreement, a change of control occurs when an entity that was not a shareholder on the date of the license agreement becomes the beneficial owner of 20% or more of Norand's voting securities outstanding on the date of the change in control or otherwise acquires control of Norand's operations. Unless earlier terminated, the agreement continues until the last to expire of the licensed patents. Symbol may terminate the agreement if Norand materially breaches the agreement or a change of control of Norand occurs. The license agreement is non-transferable (except in certain limited situations) and non-exclusive.

     Certain of Norand's key suppliers are linked electronically with Norand's materials resource planning system for immediate access to forecast information. Norand believes that by forming long-term relationships with suppliers that share Norand's commitment to quality, it has been able to increase product quality and improve order response time and reduce inventory carrying costs. Norand does not believe that the loss of any one supplier or subassembly manufacturer would have a material long-term adverse effect on its business, although set-up costs and delays would occur if Norand changed any single source supplier. Norand has not experienced any substantial delays in product shipments due to delays in receipt of components.

BACKLOG

     Norand generally operates without a significant backlog of firm orders and it does not consider backlog to be a significant measure of future sales.

COMPETITION

     The market for Norand's products is highly competitive and rapidly changing. Some firms manufacture and market hand-held systems for route accounting applications, including Telxon Corporation and Fujitsu Systems of America. In addition, a number of firms manufacture and market radio-linked data communication products, including LXE Inc., Teklogix Corporation, Symbol Technologies, Inc., Telxon Corporation and Intermec (a division of Western Atlas). Some of these firms have greater financial, marketing and technical resources than Norand. In addition, larger corporations could enter these markets. Norand competes on the basis of its open modular systems approach, network and communications expertise, applications software, level of sales and support services, and product functionality, performance, ruggedness and overall quality.

INTELLECTUAL PROPERTY

     Norand regards some of its product offerings as proprietary and relies on a combination of patent, trade secret, copyright and trademark law to establish and protect its proprietary rights. While some proprietary rights are protected in various foreign countries, primary emphasis has been placed on protection in the United States. The laws of some foreign countries do not protect Norand's proprietary rights to the same extent as do the laws of the United States.

     As of August 31, 1996, Norand has in force 124 U.S. patents and 22 foreign patents. The expiration dates of the U.S. patents range from June 1998 to September 2014. The expiration dates of the foreign patents range from April 2000 to February 2013. Norand is of the opinion that, in view of the rapid pace of technological change in the industry, the combination of trade secrets and the technical experience and innovative skills of its engineers may be as important to its business as the legal protection of its patents and other intellectual property rights. Norand believes that its products and trademarks do not infringe on the rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

     Norand holds certain patents relating to CCD technology. CCD technology is an important alternative to laser scanning technology in some bar code reading applications. Norand does not presently manufacture CCD or laser bar code scanning devices, but purchases such devices for resale from unrelated third parties. Sales of CCD bar code scanning devices have not been material to Norand's operations.

     Norand continues to invest in its portfolio of intellectual properties. During fiscal years 1996, 1995 and 1994 expenditures capitalized for software, patents and intellectual properties were approximately $2.9 million, $5.4 million and $2.8 million, respectively. As part of its activities to enforce its intellectual property rights, Norand has licensed third parties in exchange for license payments and is in discussions with others regarding similar licenses under Norand's intellectual property rights.

     EMC Corporation ("EMC"), a manufacturer of RAID removable disk storage systems, brought suit in January 1995 in the United States District Court for the District of Massachusetts, seeking declaratory judgment that EMC did not infringe upon Norand's patents on removable hard-drives. The District Court in August 1995 declined to hear the case on jurisdictional grounds, and in September 1995 EMC appealed the judgment to the United States Court of Appeals for the Federal Circuit (CAFC). In July, 1996, the CAFC affirmed the District Court decision. EMC has filed a Writ of Certiorari with United States Supreme Court seeking review of the CAFC decision.

EMPLOYEES

     As of October 31, 1996, Norand had 931 full-time employees. Of these employees, 230 are engaged in sales and marketing, 231 in service and customer support, 59 in applications software development, 122 in engineering, 169 in manufacturing and 120 in administrative functions. Norand, on occasion, employs part-time personnel for production, technical and clerical positions. Norand believes that its relationship with its employees is good.

GOVERNMENTAL REGULATION

     Radio emissions are the subject of governmental regulation in all countries in which Norand currently conducts business. In North America, both the Canadian and the United States governments publish relevant regulations, and changes to these regulations are made only after public discussion. In some countries regulatory changes can be introduced with little or no grace period for implementing the specified changes. Furthermore, there is little consistency among the regulations of various countries outside North America, and future regulatory changes in North America are possible. These conditions introduce uncertainty into the product planning process and could have an adverse effect on Norand.

     The European Community ("EC") has passed a directive requiring members of the EC to adopt laws relating to electro-magnetic compatibility and emissions standards. EC directives do not instantly become law in member countries, rather member countries introduce new laws, or amend existing laws in order to be in compliance with directive objectives. These standards will apply to Norand products sold in EC member countries as those countries adopt the EC standards into law. Currently, Norand believes that its products are in material compliance with the regulations in force in each of the EC member countries.

                               ITEM 2. PROPERTIES

     Norand's principal administrative, marketing, engineering and manufacturing facilities consist of approximately 232,000 square feet in Cedar Rapids, Iowa. Norand owns its corporate office (approximately 88,000 square feet) and leases its manufacturing facility (96,000 square feet), its new product development center (32,000 square feet) and additional office space (16,000 square feet). These lease agreements expire in 1999, 2001 and 1998, respectively. The annual base rent for the Cedar Rapids area leased facilities is approximately $1.1 million.

     Norand leases sales offices in 13 U.S. cities. These offices are located in the metropolitan areas of Atlanta, Baltimore, Charlotte, Chicago, Dallas, Denver, Detroit, Los Angeles, Minneapolis, Pittsburgh, San Francisco, Seattle, and Tucson. Norand operates ten wholly-owned subsidiaries internationally, located in Sydney, Australia; Toronto, Ontario, Canada; Reading, England; Milan, Italy; Dusseldorf, Germany; Madrid, Spain; Copenhagen, Denmark; the Netherlands; Stockholm, Sweden; and Mexico City, Mexico. Each of the subsidiaries occupies leased office and service maintenance space. Norand's five service and repair centers are located in Cedar Rapids, Iowa; Charlotte, North Carolina; Dallas, Texas; Los Angeles, California; and Toronto, Ontario, Canada. Norand also leases engineering and development offices in Boulder, Colorado and San Jose, California. Annual rental expense for such offices and service centers is approximately $1.8 million.

     Norand believes that its facilities are adequate for its current needs and that additional space would be available if required.

                           ITEM 3. LEGAL PROCEEDINGS

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

     All three lawsuits were consolidated under the caption In re Norand Corporation Securities Litigation (Master File No. C 95-323). On December 23, 1995, a single amended and consolidated complaint was filed in the consolidated action, superseding all previous pleadings. The complaint was filed on behalf of a purported class consisting of purchasers of Norand stock from September 26, 1994 through November 17, 1995, and named as defendants the Company, five of its present or former senior officers, and Arthur Andersen LLP, the Company's independent public accountant. The consolidated complaint alleged, among other things, that the Norand defendants materially overstated the Company's revenues and earnings by improperly recording sales in its Italian subsidiary and misled the market by failing to disclose alleged problems with certain of its products that affected its revenues in the fourth quarter of fiscal 1995.

     On August 28, 1996, the Company announced that it had signed an agreement to settle the consolidated complaint and secure releases for all of the defendants with the exception of Arthur Andersen. The Company believes its officers and directors acted properly regarding this matter and denies any wrongdoing. Nevertheless, the Company feels it is in the best interest of the Company and its shareholders to settle the matter and devote management time and energy to running the business.

     The settlement, which calls for the payment of $4.5 million in cash and $4.5 million worth of Norand stock, is subject to approval by the District Court, following notice to the class and a hearing on the fairness of the settlement. That hearing is scheduled for December 19, 1996. The cash portion of the settlement is covered by insurance. The Company has the option to pay $4.5 million in cash instead of issuing the stock.

     The settlement resulted in a fourth quarter charge of $4.8 million including additional legal costs related to the portion of the settlement not covered by insurance. The Company had previously accrued $0.3 million in the first quarter for related legal costs.

     The Company is also subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters will not be material to the Company's consolidated financial position or results of operations.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Norand's security holders during the fourth quarter of 1996.

                                    PART II

             ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     Norand common stock is traded on the Nasdaq Stock Market National Market under the symbol NRND. The following table sets forth the reported high and low sale prices per share of the common stock for each quarter during each of the two most recent fiscal years.

                                                           FISCAL 1996         FISCAL 1995
                                                         ----------------    ----------------
                                                          HIGH      LOW       HIGH      LOW
                                                         ------    ------    ------    ------
        First Quarter.................................   $43.25    $13.25    $40.75    $32.75
        Second Quarter................................    19.00     11.13     41.00     33.00
        Third Quarter.................................    21.00     15.50     42.75     27.00
        Fourth Quarter................................    23.00     15.75     48.25     32.25

     As of November 8, 1996, there were approximately 8,000 shareholders of the Company. The Company has never declared or paid cash dividends on the common stock.

                        ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data concerning Norand have been derived from the consolidated financial statements of Norand and should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which is included in this Form 10-K.

                               NORAND CORPORATION
                            SELECTED FINANCIAL DATA
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       YEAR ENDED AUGUST 31
                                          -------------------------------------------------------------------------------
                                            1996        1995        1994        1993        1992        1991       1990
                                          --------    --------    --------    --------    --------    --------    -------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales revenue.................  $193,249    $179,266    $153,653    $129,239    $ 91,205    $ 81,238    $72,032
  Customer service revenue..............    42,251      38,648      33,816      27,966      23,434      20,256     18,029
                                          --------    --------    --------    --------     -------     -------    -------
      Total revenues....................   235,500     217,914     187,469     157,205     114,639     101,494     90,061
Cost of products and services(2)........   141,744     127,816      96,139      83,342      57,380      50,310     45,161
                                          --------    --------    --------    --------     -------     -------    -------
      Gross profit......................    93,756      90,098      91,330      73,863      57,259      51,184     44,900
Operating Expenses:
  Product development and engineering
    expenses............................    22,898      22,408      20,554      16,242      12,221      11,955     10,018
  Selling expenses......................    58,347      55,160      44,503      32,811      27,035      22,994     19,767
  General and administrative expenses...    17,006      15,006      12,868      11,606       9,678       8,272      6,960
  Restructuring charge..................     4,392          --          --          --          --          --         --
Amortization of intangible assets(3)....        --          --          --          --          --      19,148      5,925
Other income............................        --          --          --          --          --      (1,083)        --
                                          --------    --------    --------    --------     -------     -------    -------
                                           102,643      92,574      77,925      60,659      48,934      61,286     42,670
                                          --------    --------    --------    --------     -------     -------    -------
Income from operations..................    (8,887)     (2,476)     13,405      13,204       8,325     (10,102)     2,230
Interest and other expenses.............     6,256       3,482       1,437       3,666       4,846       5,463      5,233
Litigation settlement...................     5,100          --          --          --          --          --         --
                                          --------    --------    --------    --------     -------     -------    -------
Income (loss) before income taxes.......   (20,243)     (5,958)     11,968       9,538       3,479     (15,565)    (3,003)
Provision (benefit) for income taxes....    (6,073)     (2,252)      5,594       1,207          81          19         73
                                          --------    --------    --------    --------     -------     -------    -------
Net income (loss).......................  $(14,170)   $ (3,706)   $  6,374    $  8,331    $  3,398    $(15,584)   $(3,076)
                                          ========    ========    ========    ========     =======     =======    =======
Net income (loss) per common share......    $(1.87)     $(0.50)      $0.86       $1.50       $0.51     $(25.67)    $(6.95)
                                          ========    ========    ========    ========     =======     =======    =======
Weighted average number of common and
  common equivalent shares
  outstanding(4)........................     7,573       7,458       7,445       5,652       3,436         669        666
                                          ========    ========    ========    ========     =======     =======    =======
Balance Sheet Data:
Working capital.........................  $ (5,787)   $ 14,777    $ 29,574    $ 28,283    $  4,824    $  9,234    $10,213
Total assets............................   172,065     160,588     133,431     103,434      76,648      67,799     79,577
Long-term debt, net of current
  portion...............................        --          --          --       2,000      24,046      28,720     32,458
Series A preferred stock................        --          --          --          --      15,534      13,891     12,295
Series B preferred stock................        --          --          --          --      10,135      10,135     10,135
Stockholders' equity (deficit)..........    42,734      55,271      56,977      49,768     (23,858)    (25,713)    (8,539)

                                          YEAR ENDED
                                          AUGUST 31
                                          ----------
                                          PRO FORMA
                                          1989(1)(2)
                                          ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales revenue.................   $ 68,278
  Customer service revenue..............     15,837
                                            -------
      Total revenues....................     84,115
Cost of products and services(2)........     46,267
                                            -------
      Gross profit......................     37,848
Operating Expenses:
  Product development and engineering
    expenses............................      9,608
  Selling expenses......................     16,785
  General and administrative expenses...      6,450
  Restructuring charge..................         --
Amortization of intangible assets(3)....      6,125
Other income............................      1,428
                                            -------
                                             40,396
                                            -------
Income from operations..................     (2,548)
Interest and other expenses.............      5,400
Litigation settlement...................         --
                                            -------
Income (loss) before income taxes.......     (7,948)
Provision (benefit) for income taxes....         62
                                            -------
Net income (loss).......................   $ (8,010)
                                            =======
Net income (loss) per common share......    $(14.79)

                                            =======
Weighted average number of common and
  common equivalent shares
  outstanding(4)........................        628

                                            =======
Balance Sheet Data:
Working capital.........................   $  9,348
Total assets............................     75,027
Long-term debt, net of current
  portion...............................     36,199
Series A preferred stock................     12,020
Series B preferred stock................     10,135
Stockholders' equity (deficit)..........     (3,912)

-------------------------
(1) Information for the year ended August 31, 1989 is a pro forma presentation of two months of predecessor operation and ten months of operations as Norand.

(2) Cost of products and services for 1989 includes acquisition-related, non-recurring charges of $3.3 million representing the amount of fair market value over historical cost of beginning inventories.

(3) In fiscal 1991, Norand revised its estimates of the remaining useful lives of certain intangible assets capitalized at the time of the acquisitions. These revisions had the effect of increasing amortization of intangible assets by $12.5 million for the fiscal year ended August 31, 1991.

(4) Net income (loss) per share is calculated after deducting Series A preferred stock dividends and accretion from reported net income (loss) for fiscal years through 1993. For the years 1989 through 1991, primary earnings per share have been presented. For fiscal years 1992 through 1996, fully diluted earnings per share have been presented. For fiscal years 1992 and 1993, primary earnings per share were $1.56 and $1.81, respectively. For the loss periods, common stock equivalents that are anti-dilutive are not included in the computation of earnings per share. See Note 3 to Consolidated Financial Statements for a discussion of the calculation of net income per share.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

     Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Potential risks and uncertainties include, without limitation, continued pressures in the marketplace, the Company's ability to realize the benefits of the implemented restructuring of the Company, the future need for restructuring, the Company's ability to achieve increased revenues from new products and achieve lower operating expenses as a percentage of revenues, the Company's ability to obtain debt financing and maintain liquidity, and other factors that may effect future results as described below.

     Product shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are generally from products manufactured in that quarter. It is the Company's objective to maintain sufficient levels of inventories to facilitate meeting delivery requirements of its customers. However, there can be no assurance that during any given quarter, the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order. The Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers near the end of that quarter. As such, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.

     A substantial portion of the Company's total revenues is from customers located outside of the United States. Foreign sales are subject to the normal risk of foreign operations such as global and regional economic conditions, trade protection measures, regulatory acceptance of the Company's products, longer accounts receivable collection patterns and other considerations peculiar to the conduct of international business. Additionally, the majority of the Company's foreign sales are billed in foreign currencies which are subject to fluctuations. The Company is subject to similar risks in its procurement of certain of its materials and components from foreign sources.

     Traditionally, the selling price of the Company's products decreases over the life of the product. The Company endeavors to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features in order to mitigate the effect of such decreases. To the extent that such cost reductions, product enhancements and new product introductions do not occur in a timely manner or do not achieve market acceptance, the Company's operating results could be materially, adversely affected.

     The business in which the Company is engaged is highly competitive and influenced by advances in technology, product improvements and new product introduction, and price competition. Failure to keep pace with product and technological advances could adversely affect the Company's competitive position and prospects for growth.

     There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy customer design, quality and delivery expectations may exceed original estimates and could adversely effect operating profits during any financial period. There can be no assurance that newly designed technologies and products will ever result in volume production and shipments. In addition, products under development are frequently announced before introduction and such announcements may cause customers to delay purchases of existing products in anticipation of new or improved versions of those products.

     The Company seeks to protect its proprietary information and technology through reliance on contractual confidentiality provisions and the application of patent, trademark and copyright laws. There can be no assurance that such applications will result in the issuance of patents, trademarks or copyrights or that third parties will not seek to challenge, invalidate or circumvent such applications or resulting patents, trademarks or copyrights. Moreover, competitors may independently develop equivalent or superior, non-infringing technologies which could adversely effect the Company's ability to market it's products and deliver revenue growth.

     Many of the Company's products incorporate technologies licensed from third parties. There can be no assurance that the Company will be able to license needed technologies in the future. Additionally, the Company believes that its products, processes and trademarks do not infringe on the rights of third parties, however, there can be no assurance that third parties will not assert claims of infringement of intellectual property rights against the Company and that such claims will not lead to litigation and/or require the Company to significantly modify or even discontinue sales of certain of its products.

     The Company has in the past, and may in the future, encounter shortages of supplies and delays in deliveries of necessary components from both domestic and foreign suppliers. While past shortages and delays have not had a material adverse effect on the Company, shortages and delays could have such effect in the future. Certain components, subassemblies and products are sourced from a single supplier or a limited number of suppliers. The loss of any such supplier may cause the Company to incur additional set-up costs and delays in manufacturing and delivery of products.

     Certain of the Company's products operate through the transmission of radio signals. These products are subject the regulation by the Federal Communications Commission of the United States and corresponding authorities in other countries. Currently, operation of such products in specified frequency bands does not require licensing by such regulatory authorities. Regulatory changes restricting the use of such bands or allocating frequencies could have a materially adverse effect on the Company's business and its results of operations.

     The Company procures certain components and subassemblies subject to long lead times and extended sales forecasts that may be affected by rapid technological obsolescence. The effect of technological obsolescence has resulted in previous material inventory writedowns and may result in future writedowns which could adversely effect results of operations.

     It is the Company's policy to depreciate specialized manufacturing equipment over its remaining useful life using the units of productions method and to evaluate the remaining life and recoverability of such equipment based on unit sales projections of underlying products. Given the rapid changes in technology, there can be no assurance that the Company's estimate that it will recover the carrying amount of this equipment from future operations will not change in the near term.

     The Company has recorded deferred tax assets totaling $17.8 million at August 31, 1996, which include $7.6 million of domestic net operating loss (NOL) carryforwards. Realization of the benefit of the NOL carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     As a result of losses in fiscal 1995, the Company was not in compliance with certain covenants under its credit facility. Additionally, in November 1996, as a result of noncompliance with certain covenants due to losses recorded in fiscal 1996, the Company and its lenders amended its credit facility (see
Note 7 to Consolidated Financial Statements). Although management believes that the Company will comply with the covenants under the amended facility, there can be no assurance that the Company will comply with any or all of the covenants under the amended credit facility in future periods. Future noncompliance with covenants under the amended credit facility could adversely impact the Company's ability to secure adequate borrowings at a reasonable cost to fund future operations and working capital requirements.

     As discussed in Note 2 to Consolidated Financial Statements, the Company recorded charges in its 1995 and 1994 financial statements related to irregularities discovered at its Italian subsidiary. Although management believes that the aggregate charges relating to the irregularities will not exceed the amounts already recorded, there can be no assurance that additional third party claims against the Italian subsidiary will not be discovered in future periods which will result in further losses which could have an adverse financial impact on the Company.

     The Company has in the past and may in the future acquire businesses as a way of expanding its product offerings and acquiring new technology. Failure of the Company to identify future acquisition opportunities and/or to integrate effectively businesses that it may acquire could have a material adverse effect on the Company's growth.

     The Company's future depends in large part on the continued recruitment and retention of key technical, marketing and management personnel, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a materially adverse effect on the Company's business, financial condition and results of operations.

     In addition to factors described above, the Company's future financial results are subject to possible adverse effects of certain pending litigation as discussed in Note 13 of the Consolidated Financial Statements.

OVERALL SUMMARY

     The Company had revenues of $235.5 million in 1996 compared to revenues of $217.9 million in 1995 and $187.5 million in 1994. Gross profit increased to $93.8 million in 1996 compared to $90.1 million in 1995 and $91.3 million in 1994. The Company recorded an operating loss of $8.9 million in 1996 compared to an operating loss of $2.5 million in 1995 and operating income of $13.4 million in 1994. The Company recorded a net loss of $14.2 million in 1996 compared to a net loss of $3.7 million in 1995 and net income of $6.4 million in 1994. The net loss in 1996 resulted primarily from the following factors:

     Decline in Gross Profit Percentages -- Gross profit percentages were 39.8% in 1996 compared to 41.3% in 1995 and 48.7% in 1994. The decrease in margin percentages in 1996 resulted from the Company's continued transition to its new products which carry lower margins than the products they replaced, combined with $2.4 million of inventory writedowns and $1.8 million of increased costs to enhance new and existing products.

     Restructuring Charge -- During fiscal 1996, the Company implemented a company-wide restructuring of its operations designed to improve its financial performance in the short and long-term. The restructuring resulted in a net pretax charge of $4.4 million. The charge has been partially offset by reduced core operating expense rates in the second half of fiscal 1996.

     Litigation Settlement -- During the fourth quarter of 1996, the Company signed a preliminary agreement to settle litigation brought against the Company and a number of present and former officers and directors. The settlement resulted in a $4.8 million pretax charge in the fourth quarter and a total $5.1 million pretax charge for the year.

     Other Operating Charges -- During fiscal 1996, the Company recorded provisions for bad debt losses of $3.8 million, additional professional fees of $0.7 million related to the Italian irregularities discovered during the fiscal 1995 audit and $0.7 million for post shipment costs relative to supporting customer installations of Norand products and systems.

     Increased Interest and Other Expenses -- Interest and other expenses were $6.3 million in 1996 compared to $3.5 million in 1995 as a result of higher average debt levels and higher interest rates.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated (i) certain revenue and expense items expressed as a percentage of revenues and (ii) the percentage increase or decrease of such items as compared to the corresponding prior year.

                                                                                   YEAR TO YEAR CHANGES
                                                    PERCENTAGE OF REVENUE         ----------------------
                                                 ---------------------------      1996 VS.      1995 VS.
             YEAR ENDED AUGUST 31                1996       1995       1994         1995          1994
----------------------------------------------   -----      -----      -----      --------      --------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales revenue.......................    82.1%      82.3%      82.0%          7.8%         16.7%
  Customer service revenue....................    17.9%      17.7%      18.0%          9.3%         14.3%
                                                 -----      -----      -----         -----         -----
     Total revenues...........................   100.0%     100.0%     100.0%          8.1%         16.2%
Cost of products and services.................    60.2%      58.7%      51.3%         10.9%         32.9%
                                                 -----      -----      -----         -----         -----
     Gross profit.............................    39.8%      41.3%      48.7%          4.1%         (1.3)%
Operating expenses:
  Product development and engineering
     expenses.................................     9.7%      10.3%      10.9%          2.2%          9.0%
  Selling expenses............................    24.8%      25.3%      23.7%          5.8%         23.9%
  General and administrative expenses.........     7.2%       6.8%       6.9%         13.3%         16.6%
  Restructuring charge........................     1.9%        --         --            --            --
                                                 -----      -----      -----         -----         -----
     Total operating expenses.................    43.6%      42.4%      41.5%         10.9%         18.8%
  Income (loss) from operations...............    (3.8)%     (1.1)%      7.2%       (258.8)%      (118.5)%
Interest and other expenses...................     2.7%       1.6%       0.8%         79.7%        142.3%
Litigation settlement.........................     2.2%        --         --            --            --
                                                 -----      -----      -----         -----         -----
  Income (loss) before income taxes...........    (8.6)%     (2.7)%      6.4%       (239.7)%      (149.8)%
Provision (benefit) for income taxes..........     2.6%      (1.0)%      3.0%        169.7%       (140.3)%
                                                 -----      -----      -----         -----         -----
Net income (loss).............................    (6.0)%     (1.7)%      3.4%       (282.2)%      (158.1)%
                                                 =====      =====      =====         =====         =====

REVENUES

     Revenues increased $17.6 million (8.1%) from 1995 to 1996 and $30.4 million (16.2%) from 1994 to 1995. Product revenues increased $14.0 million (7.8%) from 1995 to 1996 and $25.6 million (16.7%) from 1994 to 1995. The 1995 and 1996 increases in product revenues are primarily due to continued growth in established domestic and international markets supported by increased shipments of the Company's pen-based and wireless families of products. There were no material price increases in any year.

     Customer service revenue increased $3.6 million (9.3%) from 1995 to 1996 compared to an increase of $4.8 million (14.3%) from 1994 to 1995. Customer service revenue was 17.9%, 17.7% and 18.0% of total revenues for the fiscal years ended 1996, 1995 and 1994, respectively. Customer service revenue is relatively stable as a percent of total revenues and has increased each year due to continued growth in the Company's installed domestic and international customer base.

     International revenue, including exports, as a percent of total revenues, was 27.9% in 1996, 30.9% in 1995 and 22.1% in 1994. International revenue decreased 2.5% from 1995 to 1996, and increased 62.3% 1994 to 1995, respectively. The decrease in 1996 is due to decreased revenues in Canada offset by increased revenues in Europe, Mexico and Australia.

GROSS PROFIT

     Gross profit as a percent of total revenues was 39.8% in 1996, 41.3% in 1995 and 48.7% in 1994. The decreases in gross profits in 1996 and 1995 are primarily due to lower margins in all markets due to competitive pricing pressures, combined with a continued shift in product mix to the new PEN*KEY family of products which carry a lower margin than the products they replace. Additionally, margins in 1996 were adversely effected by inventory writedowns of $2.4 million, and $1.8 million of increased costs to enhance new and existing products. Margins in 1995 were affected by $3.8 million of charges related to the Company's Italian subsidiary, and additional provisions for sales returns and inventory obsolescence.

OPERATING EXPENSES

     Product Development and Engineering. Norand increased its expenditures on product development and engineering by $0.5 million (2.2%) in 1996 and $1.9 million (9.0%) in 1995. Product development and engineering expenses were 9.7%, 10.3% and 10.9% of total revenues for fiscal years 1996, 1995 and 1994, respectively. The increases in expenditures are due primarily to continued development/enhancement of the PEN*KEY family of products as well as the open systems wired and wireless local area networks. The Company intends to continue making a significant investment in product development and engineering in the future.

     Selling. Selling expenses increased $3.2 million (5.8%) in 1996 and $10.7 million (23.9%) in 1995. The increase in 1996 is primarily due to increased domestic sales volume and increased post shipment costs relative to supporting customer installations of Norand's products and systems, offset by a $1.2 million decrease in provisions for bad debt losses. Provisions for bad debt losses in 1996 amounted to $3.8 million compared to $5.0 million in 1995. The decrease results primarily from a $3.5 million decrease in bad debt provisions recorded at the Company's Italian subsidiary offset by a $2.3 million increase in domestic bad debt provisions. The increase in 1995 selling expenses is primarily due to increased domestic and international sales volume, $3.5 million of increased provisions for bad debt losses recorded at the Company's Italian subsidiary, of which $3.0 million related to irregularities, and $1.0 million of increased domestic provisions for bad debt losses. Selling expenses as a percent of revenues were 24.8%, 25.3% and 23.7% in 1996, 1995 and 1994, respectively.

     General and Administrative. General and administrative expenses increased $2.0 million (13.3%) in 1996 and $2.1 million (16.6%) in 1995. The 1996 increase is primarily due to $0.7 million of additional professional fees related to the completion of the Company's Italian investigation, $1.2 million of increased costs relative to the development, amortization, maintenance and defense of the Company's intellectual properties, and $1.6 million of increased depreciation, personnel related and other expenses, offset by the 1995 costs recorded for irregularities in Italy. The 1995 increase is primarily due to $1.5 million of charges for severance costs, third party claims, and investigation costs applicable to the Company's Italian subsidiary. General and administrative expenses as a percent of revenues were 7.2%, 6.8% and 6.9% in 1996, 1995, and 1994, respectively.

RESTRUCTURING

     During the second quarter of 1996, the Company initiated a company-wide restructuring of its operations and implemented actions designed to improve its financial performance in the short and long term. These actions were targeted at improving gross margins, significantly reducing operating expenses, enhancing the capability of launching and supporting new products and systems and improving financial controls. The actions that the Company undertook resulted in a second quarter restructuring charge of $5.2 million ($3.6 million after-tax). The restructuring charge was reduced by $0.8 million in the fourth quarter as a result of favorable experience compared to previous cost estimates. The restructuring charge included $3.7 million for severance and other costs related to reductions in the Company's domestic and international workforce and $0.7 million for lease exit costs associated with the closing or consolidating of certain facilities. As of August 31, 1996, approximately $1.6 million of the charge has not yet been expended. The Company expects to expend the remaining balance, comprised primarily of amounts due in installments under severance and lease agreements, in fiscal 1997.

     While this charge reduced net income, the Company believes that annual cost savings resulting from the restructuring will be in excess of these charges. The Company believes that the combination of increasing revenues along with the potential savings of the restructuring initiatives will continue to result in improved financial results. However, no assurances can be given as to the actual extent of any savings or improvements that might be realized or that additional actions and additional charges against earnings might not occur in the future.

     The restructuring of the Company's operations will aid its transition to an open systems mobile computing company delivering local wireless and remote business solutions. The transition has required changes in the organization's size, structure and skill sets required to profitably operate in this new environment. The Company will continue to make critical sales channel and R&D investments to support its vertical market solutions strategy. The Company's actions have resulted in the achievement of the following objectives:

     - Reduction of core operating expense run rates

     - Increased efficiencies and coordination of development activities

     - Strengthened product and systems integration support through consolidation of resources

     - Strengthened procurement and logistics functions

     - Completion of the consolidation of the Company's world-wide sales and marketing organization

     - Improved financial controls.

     The actions were taken to improve both the short and long term performance of the business by creating a more effective marketing, sales and support organization, with ongoing investment in new products and more efficient manufacturing, procurement and logistics capabilities.

INTEREST AND OTHER EXPENSES

     Interest and other expenses were $6.3 million in 1996, $3.5 million in 1995, and $1.4 million in 1994. The increases are due primarily to increased borrowings for financing the continued growth of the Company's foreign and domestic operations, borrowings resulting from the 1994 and 1995 losses in Italy and borrowings to finance the 1996 company-wide restructuring, combined with higher average interest rates.

PROVISION FOR INCOME TAXES

     The Company recorded income tax benefits of $6.1 million in 1996 and $2.3 million in 1995 and an income tax provision of $5.6 million in 1994. The effective tax rate was 30.0% in 1996, 37.8% in 1995 and 46.7% in 1994. The income tax benefit for 1996 included a $2.3 million refund resulting from the Company's write-off, for tax purposes, of its net investment in its Italian subsidiary offset by a $2.8 million increase in the deferred tax asset valuation allowance and $1.2 million of additional reserves for taxes related to open years subject to examination. The income tax benefit for 1995 included a $1.9 million reduction of the deferred tax asset valuation allowance partially offset by a $1.3 million provision for additional reserves (primarily international) related to 1995. The Company has recorded a valuation allowance for certain foreign net operating losses and research and development tax credit carryforwards as it is uncertain that the Company will realize such benefits.

NET INCOME

     The net loss of $14.2 million for 1996 was primarily due to restructuring, litigation, other operating charges and increased interest expenses offset by a net deferred tax benefit. The net loss of $3.7 million for 1995 was due primarily to fourth quarter domestic operating shortfalls, losses associated with the Company's Italian subsidiary and increased interest and other expenses, offset by a net deferred tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operations for 1996 was $(0.6) million compared to $(2.9) million and $1.6 million in 1995 and 1994, respectively. The 1996 improvement as compared to 1995 is due to a decrease in net income combined with an increase in accounts receivable of $8.2 million offset by a decrease in inventories of $3.3 million and an increase in other current liabilities of $13.8 million. The 1995 decline compared to 1994 is due primarily to a decrease in net income combined with an increase in accounts receivable of $6.2 million and an increase in inventories of $6.6 million. The 1996 and 1995 increases in receivables are due to higher third and fourth quarter gross sales compared to the same periods of 1995 and 1994, respectively. The 1996 decrease in inventories compared to 1995 is due to certain orders not being shipped as expected at the end of 1995. The average number of days sales outstanding in receivables was approximately 91 days in 1996, 104 days in 1995 and 120 days in 1994. The average inventory turnover rate was 3.9 in 1996, 3.5 in 1995 and 3.2 in 1994.

     At August 31, 1995, the Company had $39.5 million of borrowings outstanding under a credit facility (the "Agreement") with a domestic bank which allowed for $60.0 million in maximum borrowings. In October 1995, as a result of non-compliance with the Agreement, the Company amended and recollateralized the Agreement resulting in an increase in the effective interest rate by 1.0 percent on LIBOR borrowings and 0.5 percent on prime rate borrowings.

     As a result of the losses for the year ended August 31, 1995 and losses for the quarter ended December 2, 1995, the Company was not in compliance with certain covenants under the amended Agreement. Borrowings under the amended Agreement to fund operations and capital additions had increased to $57.4 million in early December, 1995. Due to covenant violations, in December 1995, available borrowings under the amended Agreement were frozen at $57.4 million.

     On January 25, 1996, the Company amended and restated the Agreement (the "Restated Agreement") with its lending group wherein the lending group agreed to waive any defaults under or violations of the Agreement occurring on or before January 25, 1996. The Restated Agreement provided for an amortizing term loan beginning at $52.0 million and amortizing by $1.0 million per month beginning September 15, 1996 to $48.0 million on December 15, 1996, and up to $11.5 million in borrowing base revolving loans. The Restated Agreement was limited to $63.5 million in aggregate borrowings. Borrowings under the Restated Agreement were to mature on December 31, 1996. The Company's obligations under the Restated Agreement were secured by substantially all of the assets of the Company. The effective interest rate, effective January 25, 1996, under the Restated Agreement was the agent's alternate base rate (ABR) plus 1.75% for all borrowings up to $57.4 million and ABR plus 2.75% for borrowings above $57.4 million. The Restated Agreement contained financial covenants, measured at varying dates, including covenants relating to tangible net worth, capital additions and cash flows. The Company paid a commitment fee at closing amounting to 0.5% of the total facility.

     At August 31, 1996, the Company had $52.0 million of borrowings outstanding under the Restated Agreement. In November 1996, as a result of noncompliance with certain covenants under the Restated Agreement due to losses incurred for the year ended August 31, 1996, the Company and its lenders amended the Restated Agreement (the "Amended and Restated Agreement") wherein the lending group has agreed to waive any defaults under or violations of the Restated Agreement occurring on or before August 31, 1996. The Amended and Restated Agreement provides for maximum borrowings of $60.5 million. Maximum allowable borrowings decline to $59.5 million on December 16, 1996 and then decline periodically over the period to $48.25 million on September 15, 1997. Obligations under the Amended and Restated Agreement will mature on September 30, 1997. Obligations under the Amended and Restated Agreement will continue to be secured by substantially all of the assets of the Company. No foreign currency borrowings are permitted under the Amended and Restated Agreement. The effective interest rate increases periodically from September 15, 1996 to ABR plus 4% on December 31, 1996 for all borrowings. The Amended and Restated Agreement will continue to contain financial covenants relating to tangible net worth, capital additions, earnings and cash flows.

     In addition to a fee amounting to $0.3 million which was paid on September 15, 1996 to maintain the aggregate borrowing capacity under the Restated Agreement, the Company will be required to pay additional fees to maintain aggregate borrowings under the Amended and Restated Agreement amounting to 0.1% of the total facility due at closing, 0.1% of the total facility due monthly from January 31, 1997 to April 30, 1997, and 0.25% of the total facility due June 30, 1997.

     Concurrently with entering into the Amended and Restated Agreement, the Company issued to its lending group Series A Warrants exercisable for an aggregate of 250,000 shares of the Company's common stock (the "Series A Warrants") and Series B Warrants exercisable for an aggregate of 300,000 shares of the Company's common stock (the "Series B Warrants"), in each case at an exercise price of $21.15. The Series A Warrants and Series B Warrants are not exercisable until May 31, 1997 and August 31, 1997, respectively, and may be repurchased by the Company for an aggregate of one dollar ($1) for the Series A Warrants and an aggregate of one dollar ($1) for the Series B Warrants in the event that, with respect to each of the Series A Warrants and Series B Warrants, prior to such dates, all indebtedness under the Amended and Restated Agreement has been repaid in full. Additionally, with respect to the Series B Warrants, the Company may repurchase such Warrants before August 31, 1997, for an aggregate of one dollar ($1) if it has received at least $20 million in net cash proceeds from additional equity.

     The Company is currently seeking alternative sources of capital which will be more advantageous to the Company. Management believes that they will be able to replace the Amended and Restated Agreement with such sources during fiscal 1997.

     On August 8, 1995, the Company acquired all of the outstanding stock of Infolink Group Limited, a distributor in Australia, for 9,817 shares of the Company's common stock valued at $0.4 million. The acquisition resulted in the recording of goodwill of $1.3 million. See Note 6 to Consolidated Financial Statements for further information.

     In June 1995, the Company committed to implement the SAP business systems software package, expected to cost approximately $6 million, of which substantially all has been expended for software and consulting costs as of August 31, 1996. SAP is recognized as a leading provider of client/server based enterprise-wide software. SAP is replacing the Company's current order fulfillment, manufacturing and financial systems.

     Additions to property, plant and equipment totaled $10.2 million in 1996, $10.9 million in 1995 and $8.3 million in 1994. Capital additions relate to production machinery, tooling and equipment, internal information systems development, sales and product development equipment and expansion and renovation of research and development facilities. Capital additions are expected to be approximately $9 million to $12 million in fiscal 1997.

     The Company believes that fiscal 1997 capital equipment and system additions as well as working capital requirements can be funded from operations or by existing borrowing capacity.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement becomes effective in fiscal 1997. The Company does not believe that the adoption of this statement will be material to the Company's consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board, issued Statement No. 123, "Accounting for Stock Based Compensation." This statement becomes effective in fiscal 1997 and will require the Company to change its disclosures relating to stock options. The Company currently does not intend to change its accounting for stock options.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORAND CORPORATION
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF NORAND CORPORATION

     We have audited the accompanying consolidated balance sheets of Norand Corporation (a Delaware corporation) and Subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norand Corporation and Subsidiaries as of August 31, 1996 and 1995, and the results of operations and cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Chicago, Illinois
October 15, 1996 (except with respect to the matter discussed in Note 7, as to which the date is November 20, 1996).

                               NORAND CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                AUGUST 31
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.............................................   $  3,604    $  3,809
  Accounts receivable, net of allowances for doubtful accounts and
     estimated sales returns of $9,278 in 1996 and $6,423 in 1995.......     69,841      68,609
  Inventories...........................................................     33,565      36,678
  Deferred tax assets...................................................      8,523       6,355
  Prepaid expenses and other current assets.............................      8,011       4,643
                                                                           --------    --------
       Total current assets.............................................    123,544     120,094
Noncurrent assets:
  Property, plant and equipment, net....................................     25,601      23,138
  Deferred tax assets...................................................      9,318       3,266
  Patents and intellectual properties, net..............................      6,157       6,981
  Goodwill, net.........................................................      3,112       2,731
  Other noncurrent assets...............................................      4,333       4,378
                                                                           --------    --------
       Total assets.....................................................   $172,065    $160,588
                                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.......................................................   $ 52,460    $ 39,876
  Accounts payable......................................................     23,195      25,517
  Accrued payroll and employee benefits.................................      9,809      10,959
  Other accrued liabilities.............................................     33,449      19,370
  Deferred income.......................................................     10,418       9,595
                                                                           --------    --------
       Total current liabilities........................................    129,331     105,317
                                                                           --------    --------
Stockholders' equity:
  Common stock, $.01 par value: Authorized 15,000,000 shares; issued and outstanding 7,664,535 shares in 1996 and 7,534,846 shares in
     1995...............................................................         77          75
  Additional paid-in capital............................................     75,237      73,150
  Accumulated deficit...................................................    (28,482)    (14,312)
  Equity adjustment from foreign currency translation...................     (4,098)     (3,642)
                                                                           --------    --------
       Total stockholders' equity.......................................     42,734      55,271
                                                                           --------    --------
       Total liabilities and stockholders' equity.......................   $172,065    $160,588
                                                                           ========    ========

        See accompanying notes to the consolidated financial statements.

            NORAND CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 FISCAL YEAR ENDED AUGUST 31
                                                            --------------------------------------
                                                               1996          1995          1994
                                                            ----------    ----------    ----------
REVENUES:
  Product sales revenue..................................     $193,249      $179,266      $153,653
  Customer service revenue...............................       42,251        38,648        33,816
                                                             ---------     ---------     ---------
       Total revenues....................................      235,500       217,914       187,469
Cost of products and services............................      141,744       127,816        96,139
                                                             ---------     ---------     ---------
       Gross profit......................................       93,756        90,098        91,330
OPERATING EXPENSES:
Product development and engineering expenses.............       22,898        22,408        20,554
  Selling expenses.......................................       58,347        55,160        44,503
  General and administrative expenses....................       17,006        15,006        12,868
  Restructuring charge...................................        4,392            --            --
                                                             ---------     ---------     ---------
       Total operating expenses..........................      102,643        92,574        77,925
                                                             ---------     ---------     ---------
       Income (loss) from operations.....................       (8,887)       (2,476)       13,405
Interest and other expenses..............................        6,256         3,482         1,437
Litigation settlement....................................        5,100            --            --
                                                             ---------     ---------     ---------
       Income (loss) before income taxes.................      (20,243)       (5,958)       11,968
Provision (benefit) for income taxes.....................       (6,073)       (2,252)        5,594
                                                             ---------     ---------     ---------
     Net income (loss)...................................     $(14,170)     $ (3,706)     $  6,374
                                                             =========     =========     =========
Net income (loss) per common share.......................       $(1.87)       $(0.50)        $0.86
Average number of common and common equivalent shares
  outstanding............................................    7,573,017     7,457,923     7,410,618

        See accompanying notes to the consolidated financial statements.

                               NORAND CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         EQUITY
                                                                                                       ADJUSTMENT
                                                     COMMON STOCK        ADDITIONAL                   FROM FOREIGN
                                                  -------------------     PAID-IN      ACCUMULATED      CURRENCY
                                                   SHARES      AMOUNT     CAPITAL        DEFICIT      TRANSLATION
                                                  ---------    ------    ----------    -----------    ------------
Balances, August 31, 1993......................   7,000,984     $ 70      $ 68,542      $ (16,980)      $ (1,864)
Exercises of stock options.....................     349,590        3           573             --             --
Additional expenses of initial public
  offering.....................................          --       --           (37)            --             --
Tax benefit from exercise of stock options.....          --       --           516             --             --
Foreign currency translation...................          --       --            --             --           (220)
Net income.....................................          --       --            --          6,374             --
                                                  ---------      ---       -------       --------        -------
Balances, August 31, 1994......................   7,350,574       73        69,594        (10,606)        (2,084)
Exercises of stock options.....................     174,455        2         2,737             --             --
Tax benefit from exercise of stock options.....          --       --           382             --             --
Acquisition of subsidiary......................       9,817       --           437             --             --
Foreign currency translation...................          --       --            --             --         (1,558)
Net loss.......................................          --       --            --         (3,706)            --
                                                  ---------      ---       -------       --------        -------
Balances, August 31, 1995......................   7,534,846       75        73,150        (14,312)        (3,642)
Exercises of stock options.....................     129,689        2         2,087             --             --
Foreign currency translation...................          --       --            --             --           (456)
Net loss.......................................          --       --            --        (14,170)            --
                                                  ---------      ---       -------       --------        -------
Balances, August 31, 1996......................   7,664,535     $ 77      $ 75,237      $ (28,482)      $ (4,098)
                                                  =========      ===       =======       ========        =======

        See accompanying notes to the consolidated financial statements.

                               NORAND CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   FISCAL YEAR ENDED AUGUST 31
                                                                 --------------------------------
                                                                   1996        1995        1994
                                                                 --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................   $(14,170)   $ (3,706)   $  6,374
                                                                 --------     -------    --------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation.............................................      7,792       5,259       5,620
     Amortization.............................................      4,282       2,328       1,472
     Amortization of deferred royalty income..................     (1,877)     (2,232)     (1,337)
     Deferred tax benefit.....................................     (8,220)     (9,621)          0
     Provision for doubtful accounts and sales returns........      7,216       8,802       4,140
     Changes in assets and liabilities, excluding effect of
       net assets acquired in business acquisition:
       Accounts receivable....................................     (8,171)     (6,242)    (12,864)
       Inventories............................................      3,323      (6,636)    (14,555)
       Prepaid expenses and other assets......................     (3,101)     (1,481)     (1,775)
       Deferred maintenance contract income...................      2,699       2,211       2,502
       Accounts payable and accrued liabilities...............      8,018       8,406      12,005
       Accrued restructuring, net.............................      1,596           0           0
                                                                 --------     -------    --------
            Total adjustments.................................     13,557         794      (4,792)
                                                                 --------     -------    --------
            Net cash provided by (used in) operating
               activities.....................................       (613)     (2,912)      1,582
                                                                 --------     -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..................    (10,183)    (10,907)     (8,264)
  Additions to software, patents, and intellectual
     properties...............................................     (3,296)     (5,382)     (2,769)
  Cash paid for acquisition of business.......................         --          --         (85)
                                                                 --------     -------    --------
            Net cash used in investing activities.............    (13,479)    (16,289)    (11,118)
                                                                 --------     -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt..................................         --          --      (2,000)
  Net borrowings under line of credit agreement...............     12,565      16,803      10,945
  Issuances of common stock...................................      2,089       3,391       1,057
  Payments of refinancing expenses............................       (680)       (150)         --
                                                                 --------     -------    --------
            Net cash provided by financing activities.........     13,974      20,044      10,002
                                                                 --------     -------    --------
Effect of exchange rate changes on cash.......................        (87)        (21)          2
                                                                 --------     -------    --------
Net increase (decrease) in cash and cash equivalents..........       (205)        822         468
CASH:
  Beginning of period.........................................      3,809       2,987       2,519
                                                                 --------     -------    --------
  End of period...............................................   $  3,604    $  3,809    $  2,987
                                                                 ========     =======    ========
Supplemental disclosures of cash flow information:
  Interest paid on all debt obligations.......................   $  5,281    $  2,863    $  1,431
  Net income taxes paid (refunded)............................     (1,591)      5,559       2,682
Supplemental schedule of noncash financing activities:
  Debt incurred in connection with acquisition................         --         376          --
  Accounts receivable obtained as a result of acquisition.....         --         905          --
  Liabilities assumed as a result of acquisition..............         --         561          --

        See accompanying notes to the consolidated financial statements.

                               NORAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. DESCRIPTION OF BUSINESS

     Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. Norand systems allow businesses worldwide to apply information technology to industrial and field automation settings. Typical applications include route accounting, field sales automation, and inventory database management in manufacturing, warehouse and retail settings. Norand provides hardware, application software, systems integration and support to thousands of customers in dozens of industries to improve accountability, productivity and management control.

2. ITALIAN SUBSIDIARY IRREGULARITIES

     On September 25, 1995, the Company announced that it had discovered irregularities during the course of the year-end audit at its Italian subsidiary. At that time the managing director of the Italian subsidiary was removed. The Company's investigation of the irregularities in its Italian subsidiary continued following the initial announcement. The investigation revealed a complex set of irregularities, which took place over a period of time. The irregularities were facilitated by third parties, certain of which were associated with the former managing director.

     As a result of the investigation attributable to the Italian subsidiary, the Company recorded in its 1995 and 1994 financial statements pretax charges and costs related to sales returns, inventory losses, certain local taxes which may not be recoverable, professional costs for the investigation, and the settlement or anticipated settlement of numerous third party claims against the Italian subsidiary. In total, after restatement for irregular sales and costs, pretax charges and costs related to the irregularities included in the financial statements amounted to $8.3 million in 1995 and $1.5 million in 1994.

     The Company believes that a thorough investigation has been completed in order to determine the aggregate losses due to the irregularities. The Company has continued to pursue potential further recoveries from third parties and insurance. Such potential recoveries have not been reflected in the accompanying financial statements. During 1996, the Company settled numerous previously identified third party claims for costs which approximated previous estimates. No new claims have been presented that would have a material adverse financial impact on the Company. Based upon the results of its investigation and the claim settlements, the Company does not believe that the aggregate charges and operating losses relating to these known facts and circumstances will materially exceed the amount of recorded losses and costs already recorded. However, there can be no assurances that additional third party claims will not be discovered in future periods which will result in further losses related to this matter. Such losses could be material to the consolidated results of operations in any future period. Management does not believe that any such losses will be material to the Company's consolidated financial position.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements have been prepared on a consolidated basis to include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the assets. Production machinery and equipment (including molds and dies) is depreciated using the units of production method. All other property, plant and equipment is depreciated using the straight-line method. The ranges of the estimated useful lives are as follows: buildings, ten to thirty years; machinery and equipment and office furniture and equipment, three to ten years; computer equipment and software purchased to support the Company's business processes, two to five years; and leasehold improvements, the shorter of the useful lives of the assets or the term of the leases. Costs of renewals and betterments are capitalized; repairs and maintenance are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes internal software development costs and qualifying purchased product software, both of which are developed or acquired for sale to the Company's customer. The Company capitalized internal software development costs of $1,500 and $2,098 in 1996 and 1995, respectively. As of August 31, 1996 and 1995, capitalized software development costs, net of amortization were $3,719 and $3,360, respectively. The capitalization of these costs begins when a product's economic and technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis over a three year period. Capitalized software development costs are included in other noncurrent assets.

PATENTS AND INTELLECTUAL PROPERTIES

     Patents include the direct costs of the patents and costs to maintain and protect the patents. Patents are being amortized over the remaining lives of the patents, a weighted average of approximately four years. Intellectual properties include the direct costs of acquisition and are amortized over the useful lives of the underlying technology, generally three to five years.

GOODWILL

     Goodwill from the acquisition of Infolink Group Limited in August 1995, the acquisition of the Company in October 1988, and other acquisitions, represents the excess of cost over the fair value of net assets acquired and is being amortized over 15 and 40 years, respectively, using the straight-line method.

     The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company bases its determination on the performance, on an undiscounted basis, of the underlying businesses. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement becomes effective in fiscal 1997. The Company does not believe that the adoption of this statement will be material to the Company's consolidated financial statements.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the basis of assets and liabilities for income tax and for financial reporting purposes. In addition, the amount of any future tax benefits are reduced by a valuation allowance until it is more likely than not that such benefits will be realized.

     Deferred income taxes have not been provided for any income tax liability which could be incurred upon the repatriation of undistributed earnings of the Company's consolidated foreign subsidiaries as the Company expects to indefinitely reinvest these earnings outside the U.S. However, if the Company were to repatriate the undistributed earnings of the consolidated foreign subsidiaries, the potential income tax liability would not be material.

INCOME PER COMMON SHARE

     The computation of primary and fully diluted earnings per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during each period. Common stock equivalents consist primarily of options outstanding under the Company's stock option plans and shares to be purchased under the employee stock purchase plan.

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52. Accordingly, all assets and liabilities are translated at year-end exchange rates. The gains and losses that result from this process are shown in the accumulated translation adjustment account in the shareholders' equity section of the balance sheet. Operating transactions are translated at weighted average rates during the year. Transaction gains and losses are reflected in net income. During 1996, the Company did not enter into foreign exchange forward contracts or foreign exchange option contracts to hedge the effect of foreign currency fluctuations on the financial statements.

REVENUE RECOGNITION

     Revenues from product sales are generally recognized at the time of shipment of the product. Revenues from customer service sales are recognized ratably over the maintenance contract period or as the services are performed for repairs not under warranty or maintenance contracts. Included in deferred income at August 31, 1996 and 1995, is deferred maintenance revenue of $10,181 and $7,947, respectively.

USE OF ESTIMATES

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

RISKS AND UNCERTAINTIES

     The Company is subject to various potential risks and uncertainties which include, without limitation, continued pressures in the marketplace, the Company's ability to realize the benefits of the implemented restructuring, the future need for restructuring (see Note 11), the Company's ability to achieve increased revenues from new products and achieve lower operating expenses as a percent of revenues, the Company's ability to obtain debt financing, remain in compliance with debt covenants and maintain liquidity (see Note 7). Additionally, the Company is subject to potential risks and uncertainties related to foreign operations, the effect of technological changes on the carrying value of inventories and specialized manufacturing equipment, the estimated realization of deferred tax assets (see Note 8), the potential for additional third party claims against the Company's Italian subsidiary (see Note
2) and the possible adverse effects of certain pending litigation (see Note 13). A summary discussion of risks and uncertainties is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Safe Harbor Statement."

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses included in the caption "Product development and engineering expenses" in the consolidated statements of operations in the fiscal years ended are $18,474 in 1996, $19,462 in 1995 and $16,969 in 1994.

RECLASSIFICATIONS

     Certain reclassifications were made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                                                          AUGUST 31
                                                                      ------------------
                                                                       1996       1995
                                                                      -------    -------
        Parts and materials........................................   $16,383    $13,572
        Work in process............................................     8,246      1,799
        Finished goods.............................................     5,382     15,808
        Field service and sales supplies...........................     3,554      5,499
                                                                      -------    -------
          Total....................................................   $33,565    $36,678
                                                                      =======    =======

5. NONCURRENT ASSETS

     Noncurrent assets include the following:

                                                                          AUGUST 31
                                                                      ------------------
                                                                       1996       1995
                                                                      -------    -------
        Property, plant and equipment:
        Land.......................................................   $   225    $   225
        Buildings..................................................     3,394      3,362
        Machinery and equipment....................................    30,132     26,872
        Office furniture and equipment.............................    26,690     21,757
        Leasehold improvements.....................................       703        702
                                                                      -------    -------
        Subtotal, at cost..........................................    61,144     52,918
        Less accumulated depreciation..............................    35,543     29,780
                                                                      -------    -------
          Total, net...............................................   $25,601    $23,138
                                                                      =======    =======
        Patents and intellectual properties........................   $10,786    $10,670
        Less accumulated depreciation and amortization.............     4,629      3,689
                                                                      -------    -------
          Total, net...............................................   $ 6,157    $ 6,981
                                                                      =======    =======
        Goodwill...................................................   $ 3,588    $ 3,088
        Less accumulated amortization..............................       476        357
                                                                      -------    -------
          Total, net...............................................   $ 3,112    $ 2,731
                                                                      =======    =======

6. ACQUISITION

     On August 8, 1995, the Company acquired all the outstanding stock of Infolink Group Limited (Infolink), a distributor in Australia, for 9,817 shares of the Company's common stock valued at $0.4 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. This treatment resulted in approximately $1.3 million of estimated goodwill. The goodwill is being amortized over fifteen years. The prior operations and financial position of Infolink were not material.

7. SHORT-TERM DEBT

     At August 31, 1995, the Company had $39.5 million of borrowings outstanding under a credit facility (the "Agreement") with a group of lending banks. The Agreement allowed for $60 million of maximum borrowings.

     In October 1995, as a result of anticipated non-compliance with the Agreement, the Company and the lending group amended and recollateralized the Agreement resulting in an increase in the effective interest rate by 1.0 percent on LIBOR borrowings and 0.5 percent on prime rate borrowings.

     As a result of the losses for the year ended August 31, 1995 and losses for the quarter ended December 2, 1995, the Company was not in compliance with certain covenants under the amended Agreement. Borrowings under the amended Agreement to fund operations and capital additions had increased to $57.4 million in early December, 1995. Due to covenant violations, in December 1995, available borrowings under the amended Agreement were frozen at $57.4 million.

     On January 25, 1996, the Company and the lending group amended and restated the Agreement (the "Restated Agreement") wherein the lending group agreed to waive any defaults under or violations of the Agreement occurring on or before January 25, 1996. The Restated Agreement provided for an amortizing term loan beginning at $52.0 million and amortizing by $1.0 million per month beginning September 15, 1996 to $48.0 million on December 15, 1996, and up to $11.5 million in borrowing base revolving loans. The Restated Agreement was limited to $63.5 million in aggregate borrowings. Obligations under the Restated Agreement were to mature on December 31, 1996. The Company's obligations under the Restated Agreement were secured by substantially all of the assets of the Company. The effective interest rate, effective January 25, 1996, under the Restated Agreement was the agent's alternate base rate (ABR) plus 1.75% for all borrowings up to $57.4 million and ABR + 2.75% for borrowings above $57.4 million. The Restated Agreement contained financial covenants, measured at varying dates, including covenants relating to tangible net worth, capital additions and cash flows. The Company paid a commitment fee at closing amounting to 0.5% of the total facility.

     At August 31, 1996, the Company had $52.0 million of borrowings outstanding under the Restated Agreement. In November 1996, as a result of noncompliance with certain covenants under the Restated Agreement due to losses incurred for the year ended August 31, 1996, the Company and its lenders amended the Restated Agreement (the "Amended and Restated Agreement") wherein the lending group has agreed to waive any defaults under or violations of the Restated Agreement occurring on or before August 31, 1996. The Amended and Restated Agreement provides for maximum borrowings of $60.5 million. Maximum allowable borrowings decline to $59.5 million on December 16, 1996 and then decline periodically over the period to $48.25 million on September 15, 1997. Obligations under the Amended and Restated Agreement will mature on September 30, 1997. Obligations under the Amended and Restated Agreement will continue to be secured by substantially all of the assets of the Company. No foreign currency borrowings are permitted under the Amended and Restated Agreement. The effective interest rate increases periodically September 15, 1996 to ABR plus 4% on December 31, 1996 for all borrowings. The Amended and Restated Agreement will continue to contain financial covenants relating to tangible net worth, capital additions, earnings and cash flows.

     In addition to a fee amounting to $0.3 million which was paid on September 15, 1996 to maintain the aggregate borrowing capacity under the Restated Agreement, the Company will be required to pay additional fees to maintain aggregate borrowings under the Amended and Restated Agreement amounting to 0.1% of the total facility due at closing, 0.1% of the total facility due monthly from January 31, 1997 to April 30, 1997, and 0.25% of the total facility due June 30, 1997.

     Concurrently with entering into the Amended and Restated Agreement, the Company issued to its lending group Series A Warrants exercisable for an aggregate of 250,000 shares of the Company's common stock (the "Series A Warrants") and Series B Warrants exercisable for an aggregate of 300,000 shares of the Company's common stock (the "Series B Warrants"), in each case at an exercise price of $21.15. The Series A Warrants and Series B Warrants are not exercisable until May 31, 1997 and August 31, 1997, respectively, and may be repurchased by the Company for an aggregate of one dollar ($1) for the Series A Warrants and an aggregate of one dollar ($1) for the Series B Warrants in the event that, with respect to each of the Class A Warrants and Class B Warrants, prior to such dates, all indebtedness under the Amended and Restated Agreement has been repaid in full. Additionally, with respect to the Series B Warrants, the Company may repurchase such Warrants before August 31, 1997, for an aggregate of one dollar ($1) if it has received at least $20 million in net cash proceeds from additional equity.

     The Company is currently seeking alternative sources of capital which will be more advantageous to the Company. Management believes that they will be able to replace the Amended and Restated Agreement with such sources during fiscal 1997.

     As of August 31, 1996 and 1995, the Company had borrowings outstanding at its Australian subsidiary which amounted to $0.5 million and $0.4 million, respectively.

     The carrying amount for the short-term borrowing recorded in the financial statements approximates fair value. The weighted average interest rates paid under the above agreements were 11.57% (1996), 7.68% (1995) and 6.94% (1994).
The average month-end balance outstanding was $53,716 (1996), $38,400 (1995) and $14,780 (1994). The maximum amount outstanding in each fiscal year was $63,000
(1996), $52,400 (1995) and $27,500 (1994).

8. INCOME TAXES

     The components of income (loss) before income taxes are:

                                                                             AUGUST 31
                                                                   ------------------------------
                                                                     1996       1995       1994
                                                                   --------    -------    -------
Domestic........................................................   $(19,748)   $ 3,188    $12,491
International...................................................       (495)    (9,146)      (523)
                                                                   --------    -------    -------
                                                                   $(20,243)   $(5,958)   $11,968
                                                                   ========    =======    =======

     The provision (benefit) for income taxes consisted of the following:

                                                                              AUGUST 31
                                                                     ----------------------------
                                                                      1996       1995       1994
                                                                     -------    -------    ------
Current:
  Federal.........................................................   $    --    $ 2,990    $2,237
  State...........................................................        87        321       488
  Foreign.........................................................     2,060      4,058     2,869
                                                                     -------    -------    ------
                                                                       2,147      7,369     5,594
Deferred..........................................................    (8,220)    (9,621)       --
                                                                     -------    -------    ------
  Total...........................................................   $(6,073)   $(2,252)   $5,594
                                                                     =======    =======    ======

     The income tax provision differs from a provision computed at the U.S. statutory rate as follows:

                                                                              AUGUST 31
                                                                     ----------------------------
                                                                      1996       1995       1994
                                                                     -------    -------    ------
Statutory rate provision..........................................   $(6,883)   $(2,026)   $4,069
State income taxes (net of Federal benefit).......................        57        212       322
Foreign income taxes..............................................       688        118       454
Increase (decrease) in valuation allowance........................     2,792     (1,948)      766
Research and development tax credit carryforwards.................    (2,615)        --        --
Refund from NOL carryback.........................................    (2,323)        --        --
Additional reserves...............................................     1,213      1,303        --
Deemed dividend from subsidiary...................................       820         --        --
Other.............................................................       178         89       (17)
                                                                     -------    -------    ------
                                                                     $(6,073)   $(2,252)   $5,594
                                                                     =======    =======    ======

     The consolidated balance sheet includes the following:

                                                                                  AUGUST 31
                                                                               ----------------
                                                                                1996      1995
                                                                               ------    ------
Current income tax payable:
  Federal...................................................................   $2,716    $2,312
  State and local...........................................................       86        82
  Foreign...................................................................    5,201     4,405
                                                                               ------    ------
                                                                               $8,003    $6,799
                                                                               ======    ======

                                                                                 AUGUST 31
                                                                             ------------------
                                                                              1996       1995
                                                                             -------    -------
Net deferred tax assets (liabilities):
  Capitalized software....................................................   $ 2,874    $ 3,275
  Noncompete covenant.....................................................     2,121      2,417
  Domestic net operating loss.............................................     7,559         --
  Foreign net operating losses............................................     5,913      5,022
  Depreciation and amortization...........................................    (3,081)    (2,304)
  Inventory obsolescence reserve and capitalization.......................     1,832      1,294
  Vacation accruals.......................................................     1,154      1,127
  Research and development tax credit carryforwards.......................     3,827      1,213
  AMT tax credit carryforwards............................................     1,365         --
  Deferred maintenance revenue............................................     1,126        563
  Other...................................................................     2,177      3,249
                                                                             -------    -------
Subtotal..................................................................    26,867     15,856
Valuation allowance.......................................................    (9,026)    (6,235)
                                                                             -------    -------
  Net deferred tax assets.................................................   $17,841    $ 9,621
                                                                             =======    =======

     In March 1996, the Company effectively wrote off its investment in its Italian subsidiary, for tax purposes, resulting in a net operating loss (NOL) which was carried back to prior years. The NOL carryback generated a $2.3 million refund. The Company has determined that based on its domestic profitability, that it is more likely than not (except for certain foreign NOLs which expire in the years 2000 and 2001 and remaining R&D tax credits) that recorded deferred tax assets will be realized in future periods. In 1996, the Company increased the deferred tax asset valuation allowance to offset the increase in certain foreign NOLs and R&D tax credits. The Company also provided additional reserves for income taxes related to fiscal years which remain subject to potential examination of respective taxing jurisdictions. Income taxes payable are included in other current liabilities.

9. EMPLOYEE BENEFIT PLANS

     Employees of the Company who meet certain eligibility requirements can participate in the Company's 401(k) Savings and Investment Plan. Under the Plan, the Company may, at its discretion, match the employee contributions. The Company recorded expenses related to its matching contributions for fiscal years ended of $1,197 (1996), $1,230 (1995) and $1,140 (1994).

     In 1994, the Company established the Norand Employee Stock Purchase Plan (the Plan) which enables eligible employees to purchase the Company's common stock at 85% of its fair market value. The fair market value of the common stock used to determine the purchase price is based on the lower of the closing price of the stock on the first or last business day of the Plan year which ends on December 31. Employee contributions, which are made through payroll deductions throughout the Plan year, are limited to 10 percent of total compensation. In March 1996, and January 1995, 77,984 shares and 81,734 shares, respectively were purchased under the Plan. The Company has an additional 440,282 shares reserved for future issuance under its Employee Stock Purchase Plan.

10. LEASE COMMITMENTS

     The Company is obligated as lessee under certain noncancelable operating leases for office space and its manufacturing facility, and is also obligated to pay insurance, maintenance and other operating costs associated with the leases. The leases have various renewable options and terms. Rent expense under these operating leases was $2,887 in 1996, $2,833 in 1995 and $2,431 in 1994.

     Future minimum annual lease payments as of August 31, 1996, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

               1997...................................................   $2,503
               1998...................................................    1,752
               1999...................................................    1,083
               2000...................................................      670
               2001 and thereafter....................................      510
                                                                         ------
                    Total.............................................   $6,518
                                                                         ======

11. RESTRUCTURING

     During the second quarter of 1996, the Company recorded a charge of $5.2 million ($3.6 million after-tax) related to a company-wide restructuring of operations. The restructuring charge was reduced by $0.8 million in the fourth quarter as a result of favorable experience compared to previous cost estimates. The restructuring charge included $3.7 million for severance and other costs related to reductions in the Company's domestic and international workforce and $0.7 million for lease exit costs associated with the closing or consolidating of certain facilities. The Company believes that annual cost savings resulting from the restructuring charge will be in excess of these charges. However, no assurances can be given as to the actual extent of any savings or improvements that might be realized or that additional actions and additional charges against earnings might not occur in the future. As of August 31, 1996, approximately $1.6 million of the charge has not yet been expended. The Company expects to expend the remaining balance, comprised primarily of amounts due in installments under severance and lease agreements, in fiscal 1997.

12. STOCK OPTIONS

     The Company has three stock option plans for its officers, directors and other key employees. The options under the plans generally become exercisable in equal installments over a three-to five-year period commencing on the first anniversary date after the date of grant and quarterly thereafter. Options canceled due to terminations or expiration of exercise period are returned to the pool of options available to be granted. The exercise price is equal to the market price for the Company's common stock on the date of grant and ranges from $1.10 to $45.25.

     The following is a summary of the activity in the Company's common stock option plans for the years ended August 31, 1994, 1995 and 1996 and the outstanding balance of options issued:

                                                                                   AVERAGE
                                                                                  PRICE PER
                                                                      SHARES        SHARE
                                                                     ---------    ---------
        August 31, 1993...........................................     686,726     $  7.67
          Granted.................................................     281,970       28.72
          Exercised...............................................    (313,885)       1.69
          Canceled................................................     (13,651)      20.32
                                                                     ---------      ------
        August 31, 1994...........................................     641,160       19.93
          Granted.................................................     241,825       31.44
          Exercised...............................................     (92,721)       9.12
          Canceled................................................     (66,807)      17.27
                                                                     ---------      ------
        August 31, 1995...........................................     723,457       25.41
          Granted.................................................     556,215       16.63
          Exercised...............................................     (43,785)      16.34
          Canceled................................................    (171,447)      25.75
                                                                     ---------      ------
        August 31, 1996...........................................   1,064,440     $ 21.19
                                                                     =========      ======

     At August 31, 1996, there were 297,319 shares exercisable and 1,552,278 shares reserved for issuance under the above option plans.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation." This statement becomes effective in fiscal 1997 and will require the Company to change its disclosures relating to stock options. The Company currently does not intend to change its accounting for stock options.

13. LITIGATION

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

     All three lawsuits were consolidated under the caption In re Norand Corporation Securities Litigation (Master File No. C 95-323). On December 23, 1995, a single amended and consolidated complaint was filed in the consolidated action, superseding all previous pleadings. The complaint was filed on behalf of a purported class consisting of purchasers of Norand stock from September 26, 1994 through November 17, 1995, and named as defendants the Company, five of its present or former senior officers, and Arthur Andersen LLP, the Company's independent public accountant. The consolidated complaint alleged, among other things, that the Norand defendants materially overstated the Company's revenues and earnings by improperly recording sales in its Italian subsidiary and misled the market by failing to disclose alleged problems with certain of its products that affected its revenues in the fourth quarter of fiscal 1995.

     On August 28, 1996, the Company announced that it had signed an agreement to settle the consolidated complaint and secure releases for all of the defendants with the exception of Arthur Andersen. The Company believes its officers and directors acted properly regarding this matter and denies any wrongdoing. Nevertheless, the Company feels it is in the best interest of the Company and its shareholders to settle the matter and devote management time and energy to running the business.

     The settlement, which calls for the payment of $4.5 million in cash and $4.5 million worth of Norand stock, is subject to approval by the District Court, following notice to the class and a hearing on the fairness of the settlement. That hearing is scheduled for December 19, 1996. The cash portion of the settlement is covered by insurance. The Company has the option to pay $4.5 million in cash instead of issuing the stock.

     The settlement resulted in a fourth quarter charge of $4.8 million including additional legal costs related to the portion of the settlement not covered by insurance. The Company had previously accrued $0.3 million in the first quarter for related legal costs.

     The Company is also subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters will not be material to the Company's consolidated financial position or results of operations.

14. BUSINESS SEGMENT DATA

     The Company's operations consist of a single business segment which designs, develops, manufactures, markets and services hand-held data communication computer systems. The Company does not believe it is dependent upon any one customer or group of customers. Transfers between geographic areas were at cost plus a negotiated mark-up. Sales and selected financial information by geographic area for the fiscal years ended August 31, 1996, 1995 and 1994 were as follows:

                     1996                        UNITED STATES    INTERNATIONAL    ELIMINATIONS    CONSOLIDATED
----------------------------------------------   -------------    -------------    ------------    ------------
Revenues......................................     $ 203,282         $57,397         $(25,179)       $235,500
Income (loss) from operations.................        (8,008)           (809)             (70)         (8,887)
Interest and other expenses...................                                                         (6,256)
Litigation settlement.........................                                                         (5,100)
Loss before income taxes......................                                                        (20,243)
Identifiable assets...........................       138,058          34,007                          172,065

                     1995                        UNITED STATES    INTERNATIONAL    ELIMINATIONS    CONSOLIDATED
----------------------------------------------   -------------    -------------    ------------    ------------
Revenues......................................     $ 190,260         $56,156         $(28,502)       $217,914
Income (loss) from operations.................         6,240          (8,543)            (173)         (2,476)
Interest and other expenses...................                                                         (3,482)
Loss before income taxes......................                                                         (5,958)
Identifiable assets...........................       120,919          39,669                          160,588

                     1994                        UNITED STATES    INTERNATIONAL    ELIMINATIONS    CONSOLIDATED
----------------------------------------------   -------------    -------------    ------------    ------------
Revenues......................................     $ 168,849         $35,463         $(16,843)       $187,469
Income (loss) from operations.................        14,306            (418)            (483)         13,405
Interest and other expenses...................                                                         (1,437)
Loss before income taxes......................                                                         11,968
Identifiable assets...........................        98,157          35,274                          133,431

     A substantial portion of the Company's international operations are in Europe. Other geographic areas of operations include Canada, Mexico, Australia and Japan. International operating income does not include the expenses of corporate administration. International identifiable assets are principally trade receivables and inventories. United States revenue includes export sales of $8,217 in 1996, $11,120 in 1995 and $5,981 in 1994, and also includes transfers between geographic areas which are eliminated.

15. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following tables set forth unaudited quarterly financial information for the years ended August 31, 1996 and 1995:

                                                            FIRST     SECOND      THIRD     FOURTH
               YEAR ENDED AUGUST 31, 1996                  QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------------   -------    -------    -------    -------
Total revenues..........................................   $49,806    $56,032    $60,216    $69,446
Gross profit............................................    18,840     20,943     25,901     28,072
Income (loss) from operations...........................    (5,507)    (9,351)     2,823      3,148
Net income (loss).......................................    (4,843)    (7,721)       789     (2,395)
Primary earnings per share..............................     (0.63)     (1.02)      0.10      (0.32)
Fully diluted earnings per share........................     (0.63)     (1.02)      0.10      (0.32)

                                                            FIRST     SECOND      THIRD     FOURTH
               YEAR ENDED AUGUST 31, 1995                  QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------------   -------    -------    -------    -------
Total revenues..........................................   $47,130    $53,920    $57,696    $59,168
Gross profit............................................    20,975     24,670     27,052     17,401
Income (loss) from operations...........................       687      3,059      5,729    (11,951)
Net income (loss).......................................      (442)     1,324      3,278     (7,866)
Primary earnings per share(1)...........................     (0.06)      0.17       0.43      (1.05)
Fully diluted earnings per share(1).....................     (0.06)      0.17       0.43      (1.05)

-------------------------
(1) The sum of earnings per share for the four quarters does not equal the related net income per share for the full year due to quarterly variations in shares resulting from stock options

16. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     The analysis of the allowance for doubtful accounts and estimated sales returns is as follows:

                                                                  ADDITIONS
                                      -----------------------------------------------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                                      BEGINNING     COSTS AND       OTHER                      AT END
             DESCRIPTION              OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
------------------------------------- ----------    ----------    ----------    ----------    ---------
Allowance for doubtful accounts and
  estimated sales returns:
  Year ended August 31, 1996.........   $6,423        $7,216          $0          $4,361       $ 9,278
  Year ended August 31, 1995.........    1,973         8,802           0           4,352         6,423
  Year ended August 31, 1994.........    1,451         4,140           0           3,618         1,973

-------------------------
Deductions include doubtful accounts charged off, net of recoveries, including recoverable cost of returned equipment.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the names and ages of Norand's directors and executive officers and the positions they hold with Norand:

NAME                              AGE                     POSITION WITH NORAND
------------------------------    ---     -----------------------------------------------------
N. Robert Hammer..............    54      Chairman, President and Chief Executive Officer
Keith B. Geeslin..............    43      Director
Charles G. Moore III..........    53      Senior Director
Fred W. Wenninger.............    57      Director
Hatim A. Tyabji...............    51      Director
Thomas O. Miller..............    45      Senior Vice President, Worldwide Sales and Marketing
Alan G. Bunte.................    43      Vice President, Strategic Planning
John A. Niemzyk...............    45      Vice President, Operations and Informations
                                          Technology and Chief Information Officer
Scott D. Mercer...............    30      Vice President, Norand International Corporation,
                                          European Operations
Glenn J. Lundgren.............    49      Vice President, Americas Sales and Systems
Robert A. Hurd................    49      Controller and Assistant Treasurer

     N. Robert Hammer has been Chairman, President and Chief Executive Officer of Norand since October 1988. Mr. Hammer received a Bachelor of Science degree from Columbia University in 1965, and a Master of Business Administration degree from Columbia University in 1967.

     Keith B. Geeslin has been a director of the Company since 1988. Mr. Geeslin is a General Partner of the Sprout Group, a division of DLJ Capital Corporation, where he has been employed since 1984. In addition, he is a General Partner of the general partner of a series of investment funds managed by the Sprout Group. In addition to the Company, Mr. Geeslin is a director of Actel Corporation, SDL, Inc., and several privately-held companies. Mr. Geeslin received a Bachelor of Science, Electrical Engineering degree from Stanford University in 1975, a Master of Arts, Philosophy, Politics and Economics degree from Oxford University in 1977 and a Master of Science, Engineering-Economic Systems degree from Stanford University in 1978.

     Charles G. Moore III has been a director of the Company since 1988 and Senior Director since January 1996. Since March 1994, Mr. Moore has been president of Little Diamond Island Enterprises, a venture capital investment firm. Mr. Moore was Chairman and Chief Executive Officer of Digital Communications Associates, Inc., a manufacturer of hardware and software products for the personal computer networking environment, from November 1993 to March 1994. From January 1982 to June 1993 Mr. Moore was a General Partner of Welsh, Carson, Anderson & Stowe, a venture capital investment firm. Mr. Moore serves on the board of directors of one privately-held company. Mr. Moore received a Bachelor of Arts, Mathematics degree from Dartmouth College in 1965 and Master of Science and Ph.D., Computer and Communications degrees from the University of Michigan in 1967 and 1971, respectively. From 1972 to 1975, Mr. Moore served on the faculty of Cornell University in the Department of Computer Science.

     Fred W. Wenninger has been a director of the Company since 1989. Since August 1995, Mr. Wenninger has served as President and Chief Executive Officer of Keytronic Corp., a manufacturer of computer keyboards. From May 1989 to December 1993, Mr. Wenninger was President and from May 1989 to October 1993 he was also Chief Executive Officer of Iomega Corporation, a computer disk drive manufacturer. Mr. Wenninger is also a director of Keytronic Corp. and Hach Company. Mr. Wenninger received a Bachelor of Science, Physics degree and Master of Science and Ph.D., Engineering degrees from Oklahoma State University in 1959, 1962 and 1964, respectively.

     Hatim A. Tyabji has been a director of the Company since March 1995. Mr. Tyabji is Chairman, President and Chief Executive Officer of VeriFone, Inc., a global provider of transaction automation solutions for the delivery of electronic payment services; he has been President and CEO since 1986 and Chairman since 1992. Mr. Tyabji earned a Bachelor of Science, Electrical Engineering degree from the College of Engineering in Porrna, India, in 1967, a Master of Science, Electrical Engineering degree from the State University of New York at Buffalo in 1969, and a Master of Business Administration from Syracuse University in 1975. Mr. Tyabji is also a graduate of the Stanford Executive Program.

     Thomas O. Miller has been Senior Vice President of Norand since August 1995. From September 1992 until August 1995, Mr. Miller served as Vice President, Mobile Systems Division of Norand. From April 1991 to August 1992, Mr. Miller was Vice President of Marketing and Customer Service of Norand. Mr. Miller joined Norand in 1982. Mr. Miller became Vice President of Norand with responsibility for product sales and distribution marketing in April 1987. Marketing and customer service were added to his responsibilities in April 1988. Mr. Miller is a director of Eagle Point Software. Mr. Miller received a Bachelor of Science degree from Western Illinois University in 1973, and a Master of Business Administration degree from Western Illinois University in 1974.

     Alan G. Bunte has been Vice President, Strategic Planning of Norand since June 1993. Mr. Bunte joined Norand in 1981 and has held a variety of posts including Director of Strategic Planning from 1989 until June 1993, and Director of Marketing from 1988 to 1989. Mr. Bunte received a Bachelor of Business Administration degree from the University of Iowa in 1975, and a Master of Business Administration degree from the University of Iowa in 1977.

     John A. Niemzyk has been Vice President, Operations and Information Systems since January 1996. Mr. Niemzyk joined Norand in 1988 as Chief Information Officer. Mr. Niemzyk received his Bachelor of Business Administration degree from the University of Wisconsin in 1973 and a Master of Business Administration degree from the University of Wisconsin in 1975.

     Scott D. Mercer has been Vice President of Norand International Corporation, European Operations, since March 1996. From May 1995 to March 1996, Mr. Mercer served as Managing Director, European Operations. From June 1993 to May 1995, Mr. Mercer was Director of Marketing -- Europe. Mr. Mercer joined Norand in June 1993. Prior to joining Norand, Mr. Mercer was Vice President of Sales and Marketing for Tandy Grid UK.

     Glenn J. Lundgren has been Vice President, Sales & Systems Americas since September 1996. From April 1995 to September 1996, Mr. Lundgren was Director of Sales and Systems for the Americas. He joined Norand in 1985 as a Sales Manager. Mr. Lundgren received his Bachelor of Science degree in Marketing from the University of North Dakota in 1972.

     Robert A. Hurd has been Controller of Norand since September 1991 and Assistant Treasurer of Norand since June 1989. Mr. Hurd received a Bachelor of Business Administration degree from Western Illinois University in 1968, and a Master of Business Administration degree from the University of Illinois in 1971.

     Each director holds office until his or her successor is elected and qualified or until his or her earlier death, resignation, retirement, disqualification or removal. The executive officers of the Company serve at the discretion of the board of directors.

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's 1996 fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that Mr. John A. Niemzyk and Mr. Scott D. Mercer each filed one report late.

                        ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of the annual, long-term and other compensation for services rendered to the Company for the fiscal year ended August 31, 1996 and the prior two fiscal years paid or awarded to those persons who were, at August 31, 1996, (i) the Company's chief executive officer, and
(ii) the Company's four most highly compensated executive officers other than the chief executive officer (collectively, including the Company's chief executive officer, the "Named Executive Officers").

                                                                        LONG-TERM COMPENSATION
                                                                  -----------------------------------
                                                                          AWARDS
                                     ANNUAL COMPENSATION          -----------------------    PAYOUTS
                               --------------------------------   RESTRICTED                 --------
                                                   OTHER ANNUAL     STOCK        OPTIONS/      LTIP      ALL OTHER
      NAME AND                 SALARY     BONUS    COMPENSATION     AWARDS         SARS      PAYOUTS    COMPENSATION
 PRINCIPAL POSITION    YEAR      ($)       ($)        ($)(1)         ($)           (#)         ($)          ($)
---------------------  ----    -------   -------   ------------   ----------     --------    --------   ------------
N. Robert Hammer.....  1996    340,000        --        --             0          35,100         0          8,269(3)
Chief Executive        1995    313,333        --        --             0          20,000(2)      0          7,540(3)
Officer                1994    300,000   143,000        --             0          12,000         0          6,924(3)
Thomas O. Miller.....  1996    200,000        --        --             0          22,975         0          5,592(5)
Senior Vice            1995    160,113    17,341        --             0           8,500(4)      0          5,588(5)
President              1994    141,251    80,000        --             0           8,800         0          5,546(5)
Scott D. Mercer......  1996    152,838    50,760        --             0          16,760         0              0
Vice President,        1995     93,684    61,260        --             0           4,700(6)      0              0
Norand International   1994     74,448    18,485        --             0             500         0              0
Corporation
Alan G. Bunte........  1996    139,833        --        --             0          14,285         0          4,635(8)
Vice President,        1995    129,833    20,000        --             0           7,000(7)      0          5,465(8)
Strategic Planning     1994    121,500    41,000        --             0              --         0          3,657(8)
John A. Niemzyk......  1996    133,752        --        --             0          25,415         0          5,491(10)
Vice President,        1995    117,153    28,000        --             0           4,400(9)      0          4,883(10)
Operations and         1994     98,208    26,000        --             0           1,300         0          4,820(10)
Information
Technology and Chief
Information Officer

-------------------------
 (1) During the fiscal years covered, no Named Executive Officer received any other annual compensation in an aggregate amount exceeding the lesser of either $50,000 or 10% of his total annual salary and bonus reported in the preceding two columns.

 (2) Represents 20,000 options originally authorized pursuant to the Company's Long-Term Performance Program on March 31, 1995, at an exercise price of $35.00, and subsequently canceled and reissued on May 3, 1995, at a repriced exercise price of $30.25.

 (3) Represents the Company's matching contribution to the Company's Section 401(k) deferred compensation plan of $4,750 in 1996, $4,620 in 1995, and $4,620 in 1994, and represents the value of term life insurance provided in excess of $50,000 of $3,519 in 1996, $2,920 in 1995, and $2,304 in 1994.

 (4) Represents 8,500 options originally authorized pursuant to the Company's Long-Term Performance Program on March 31, 1995, at an exercise price of $35.00, and subsequently canceled and reissued on May 3, 1995, at a repriced exercise price of $30.25.

 (5) Represents the Company's matching contribution to the Company's Section 401(k) deferred compensation plan of $4,724 in 1996, $5,058 in 1995, and $5,171 in 1994, and represents the value of term life insurance provided in excess of $50,000 of $867 in 1996, $530 in 1995, and $375 in 1994.

 (6) Represents 700 options originally authorized pursuant to the Company's Long-Term Performance Program on March 31, 1995, at an exercise price of $35.00, and subsequently canceled and reissued on May 3, 1995, at a repriced exercise price of $30.25 plus an additional 4,000 options issued on May 17, 1995, at an exercise price of $33.00.

 (7) Represents 7,000 options originally authorized pursuant to the Company's Long-Term Performance Program on March 31, 1995, at an exercise price of $35.00, and subsequently canceled and reissued on May 3, 1995, at a repriced exercise price of $30.25.

 (8) Represents the Company's matching contribution to the Company's 401(k) deferred compensation plan of $4,219 in 1996, $5,142 in 1995, and $3,453 in 1994, and represents the value of term life insurance provided in excess of $50,000 of $416 in 1996, $322 in 1995, and $204 in 1994.

 (9) Represents 1,400 options originally authorized pursuant to the Company's Long-Term Performance Program on March 31, 1995, at an exercise price of $35.00, and subsequently canceled and reissued on May 3, 1995, at a repriced exercise price of $30.25 plus an additional 3,000 options issued on June 12, 1995, at an exercise price of $36.13.

(10) Represents the Company's matching contribution to the Company's 401(k) deferred compensation plan of $5,198 in 1996, $4,620 in 1995, and $4,620 in 1994 and represents the value of term life insurance provided in excess of $50,000 of $293 in 1996, $263 in 1995, and $200 in 1994.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table summarizes the grants of stock options awarded to the Named Executive Officers during the fiscal year ended August 31, 1996 under the Company's 1989 Stock Option Plan and the Company's Long-Term Performance Program.

                                                                                               POTENTIAL
                                                       INDIVIDUAL GRANTS                    REALIZABLE VALUE
                                        -----------------------------------------------    AT ASSUMED ANNUAL
                                                      % OF                                   RATES OF STOCK
                                        OPTIONS/     TOTAL                                 PRICE APPRECIATION
                                          SAR       OPTIONS/    EXERCISE                   FOR OPTION TERM(2)
                                        GRANTED       SAR         PRICE      EXPIRATION    ------------------
                NAME                      (#)       GRANTED     ($/SH)(1)       DATE       5% ($)     10% ($)
-------------------------------------   --------    --------    ---------    ----------    -------    -------
N. Robert Hammer.....................    35,100       6.31%       16.50        03/28/06    364,224    923,016
Thomas O. Miller.....................     7,500       1.35%       18.00        02/05/06     84,901    215,155
Thomas O. Miller.....................    15,475       2.78%       16.50        03/28/06    160,580    406,943
Alan G. Bunte........................     5,000       0.90%       18.00        02/05/06     56,600    143,437
Alan G. Bunte........................     9,285       1.67%       16.50        03/28/06     96,348    244,165
Scott D. Mercer......................    10,000       1.80%       18.00        02/05/06    113,201    286,874
Scott D. Mercer......................     6,760       1.22%       16.50        03/28/06     70,147    177,766
John A. Niemzyk......................    20,000       3.60%       13.25        01/24/06    166,657    422,342
John A. Niemzyk......................     5,415       0.97%       16.50        03/28/06     56,190    142,397

-------------------------
(1) The exercise price equals the last reported sale price of the Common Stock on the NASDAQ National Market System on the date of grant of the options.

(2) The potential realizable dollar value of a grant is the product of: (a) the difference between (i) the product of the per-share market price at the time of the grant and the sum of 1 plus the stock appreciation rate compounded annually over the term of the option (here, 5% and 10%), and (ii) the per-share exercise price of the option, and (b) the number of securities underlying the grant at fiscal year-end.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information concerning options exercised by the Named Executive Officers during the fiscal year ended August 31, 1996 and the value at August 31, 1996 of unexercised options.

                                                                                            VALUE ($) OF
                                                                           NUMBER OF         UNEXERCISED
                                                                          UNEXERCISED       IN-THE-MONEY
                                                 SHARES                   OPTIONS AT         OPTIONS AT
                                                ACQUIRED                AUGUST 31, 1996    AUGUST 31, 1996
                                                   ON        VALUE      ---------------    ---------------
                                                EXERCISE    REALIZED     EXERCISABLE/       EXERCISABLE/
                    NAME                          (#)         ($)        UNEXERCISABLE      UNEXERCISABLE
---------------------------------------------   --------    --------    ---------------    ---------------
N. Robert Hammer.............................       0           0        112,629/69,971         658/12,504
Thomas O. Miller.............................       0           0         23,422/39,153         290/ 5,513
Alan G. Bunte................................       0           0         19,193/20,014      10,033/ 3,308
Scott D. Mercer..............................       0           0          3,996/19,484         127/ 2,408
John A. Niemzyk..............................       0           0          5,914/27,245      39,595/67,179

COMPENSATION OF DIRECTORS

     Non-employee members of the Board of Directors, except Mr. Moore, receive an annual fee of $12,000 (payable $3,000 per quarter) as compensation for their services as directors, a fee of $1,000 for each board meeting attended in person and $750 for each committee meeting attended in person. Mr. Moore serves as Lead Director of the Board of Directors. Mr. Moore receives an annual fee of $24,000 (payable $6,000 per quarter) as compensation for his services as Lead Director, a fee of $2,000 for each board meeting attended in person and $750 for each committee meeting attended in person. Directors are also reimbursed for reasonable costs associated with attendance at board and committee meetings.

     Non-employee members of the Board of Directors also participate in the Company's Stock Option Plan for Non-Employee Directors (the "Plan"), which was adopted by the Board of Directors effective March 16, 1994 (the "Effective Date"), and approved by the stockholders as of December 16, 1994. Pursuant to the Plan, each individual who was a non-employee director as of the Effective Date (Messrs. Geeslin, Moore, and Wenninger) was granted an option to purchase 6,000 shares of Common Stock as of the Effective Date, and each individual who became a non-employee director after the Effective Date was granted an option to purchase 5,000 shares of Common Stock as of the date of his initial appointment as a non-employee director (in each case, the "Initial Grant"). Each non-employee director who continues as a director is automatically granted an option to purchase 2,000 shares of Common Stock on each anniversary of his Initial Grant. In addition, Mr. Moore is automatically granted an additional option to purchase 2,000 shares of Common Stock on each anniversary of his Initial Grant. Options awarded under the Plan become exercisable with respect to one-twentieth of the total shares as of the last day of each quarter anniversary of the date of the award, with the exception of the options awarded in the Initial Grant to non-employee directors who became directors after the Effective Date, which become exercisable with respect to one-fifth of the shares on the first anniversary of the date of the award and thereafter as to one-twentieth of the total shares as of the last day of each quarter anniversary. Each such option awarded under the Plan bears an exercise price per share of Common Stock equal to the greater of par value or the fair market value of Common Stock on the date the option is granted.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company's employment policy provides that upon termination, with certain exceptions, each of the Company's vice presidents is entitled to severance pay in the amount of six months pay plus one additional month's pay for each year of service to the Company, not to exceed a combined total of 18 months. In the event of a change in control, enhanced severance may be payable in the event of termination following a change in control on account of certain events, such as elimination of a position, adverse change in duties or compensation, or change in job location. The enhanced severance for vice-presidents is generally equal to two times the employee's annual salary plus bonus, continuation of employee benefits and outplacement services.

The Company has entered into an employment agreement with each Named Executive Officer. Each of the agreements contain provisions for payment of a base salary plus bonus, an automobile allowance and reimbursement of certain expenses relating to relocating to Cedar Rapids, Iowa. In addition, pursuant to his employment agreement, Mr. Hammer was granted options for 129,156 shares of Common Stock vesting over a 55-month period beginning April 18, 1989. Mr. Hammer is also entitled pursuant to his employment agreement to termination payments of six months' salary, subject to certain exceptions.

     The Company and Mr. Hammer are also parties to a Change in Control Benefit Agreement pursuant to which Mr. Hammer is entitled to certain benefits in the event of a change in control. Mr. Hammer may be entitled to accelerate up to 100,000 options upon the occurrence of a change in control, if such acceleration does not have an adverse effect on the pooling-of-interest method of accounting. The agreement provides that if it is determined that the accelerated vesting upon a change in control of a stock option awarded to Mr. Hammer on September 24, 1996 would be subject to the excise tax imposed by section 4999 of the Code, Mr. Hammer will be entitled to a tax-gross up payment in an amount equal to the amount of the excise tax attributable to the accelerated vesting of the option, taxes incurred by Mr. Hammer on the excise tax and any interest or penalties incurred by Mr. Hammer with respect to such excise tax. Pursuant to the Company's Long-Term Performance Program, Mr. Hammer was awarded 100,000 options at an exercise price of $16.00 on September 24, 1996.

               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each director of the Company,
(ii) the five executive officers of the Company named in the table under "Compensation of Directors and Executive Officers -- Summary Compensation Table," (iii) all directors and executive officers of the Company as a group and
(iv) based on information available to the Company and a review of statements filed with the Commission pursuant to Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), each person that owns beneficially (directly or together with affiliates) more than 5% of the Common Stock, in each case as of November 8, 1996 (unless otherwise noted). The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

                                                                        COMMON STOCK
                                                                        BENEFICIALLY     PERCENTAGE
                                NAME                                      OWNED(1)      OWNERSHIP(1)
---------------------------------------------------------------------   ------------    ------------
N. Robert Hammer(2)..................................................        286,509         3.74%
Keith B. Geeslin(3)..................................................          9,600        *
Charles G. Moore III(4)..............................................         18,382        *
Fred W. Wenninger(5).................................................          7,665        *
Hatim A. Tyabji(6)...................................................          1,700        *
Scott D. Mercer(7)...................................................          5,139        *
Alan G. Bunte(8).....................................................         25,842        *
John A. Niemzyk(9)...................................................          8,048        *
Thomas O. Miller(10).................................................         36,880        *
All directors and executive officers as a group (11 persons)(11).....        407,671         5.32%
Kopp Investment Advisors, Inc.(12)...................................      2,265,014        29.55%

-------------------------
  *  Represents less than 1% of the outstanding shares of Common Stock.

 (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

 (2) Includes 125,010 shares of Common Stock issuable upon exercise of options. Also includes 1,566 shares of Common Stock owned by members of Mr. Hammer's immediate family that may be deemed to be beneficially owned by Mr. Hammer.

 (3) Includes 3,800 shares of Common Stock issuable upon exercise of options.

 (4) Includes 8,800 shares of Common Stock issuable upon exercise of options.

 (5) Includes 6,065 shares of Common Stock issuable upon exercise of options. Also includes 100 shares of Common Stock held by Mr. Wenninger's wife that may be deemed to be beneficially owned by Mr. Wenninger.

 (6) Includes 1,700 shares of Common Stock issuable upon exercise of options.

 (7) Includes 5,139 shares of Common Stock issuable upon exercise of options.

 (8) Includes 21,700 shares of Common Stock issuable upon exercise of options.

 (9) Includes 7,470 shares of Common Stock issuable upon exercise of options.

(10) Includes 26,748 shares of Common Stock issuable upon exercise of options.

(11) Includes 218,136 shares of Common Stock issuable upon exercise of options.

(12) Kopp Investment Advisors, Inc. ("Kopp") filed a Schedule 13G indicating beneficial ownership of shares of Common Stock. According to the Schedule 13G and to information supplied to the Company by Kopp, (i) Kopp has shared dispositive power with respect to 2,215,014 shares of Common Stock it beneficially owns and sole dispositive power with respect to 50,000 shares of Common Stock it beneficially owns and (ii) Kopp has sole voting power with respect to 181,500 shares of Common Stock beneficially owned. The number of shares beneficially owned by Kopp is indicated as of October 24, 1996. The address of Kopp is 6600 France Ave. S., #672, Edina, MN 55435.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The following consolidated financial statements of Norand and report are included on pages 21 to 36 of this Form 10-K:

     Report of Independent Public Accountants

     Consolidated Balance Sheets -- August 31, 1996 and August 31, 1995

     Consolidated Statements of Operations -- Fiscal Years ended August 31, 1996, August 31, 1995, and August 31, 1994

     Consolidated Statements of Stockholders' Equity -- Fiscal Years ended August 31, 1996, August 31, 1995, and August 31, 1994

     Consolidated Statements of Cash Flows -- Fiscal Years ended August 31, 1996, August 31, 1995, and August 31, 1994

     Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

The remaining statement schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is set forth in the consolidated financial statements or the notes related thereto.

     (a)(3) Exhibits

     A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K

     Norand did not file any Current Reports on Form 8-K in the fourth quarter of its 1996 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 1996                   NORAND CORPORATION

                                          /s/ N. ROBERT HAMMER
                                          --------------------------------------
                                          N. Robert Hammer
                                          Chairman, President, Chief Executive
                                          Officer
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                                      TITLE                        DATE
                                       -----------------------------------   -----------------
       /s/ N. ROBERT HAMMER            Chairman, President, Chief            November 27, 1996
-----------------------------------    Executive Officer and Director
         N. Robert Hammer

        /s/ ROBERT A. HURD             Controller and Chief Accounting       November 27, 1996
-----------------------------------    Officer
          Robert A. Hurd

       /s/ KEITH B. GEESLIN            Director                              November 27, 1996
-----------------------------------
         Keith B. Geeslin

     /s/ CHARLES G. MOORE III          Director                              November 27, 1996
-----------------------------------
       Charles G. Moore III

       /s/ FRED W. WENNINGER           Director                              November 27, 1996
-----------------------------------
         Fred W. Wenninger

        /s/ HATIM A. TYABJI            Director                              November 27, 1996
-----------------------------------
          Hatim A. Tyabji

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
 2             Agreement of Merger, dated as of November 29, 1988, by and between
               Norand Corporation, an Iowa corporation, and Norand Acquisition
               Corporation (incorporated by reference to Exhibit 2 to the
               Registrant's registration statement on Form S-1 dated April 10,
               1992, File No. 33-47114)...........................................
 3(a)          Restated Certificate of Incorporation of the Registrant
               (incorporated by reference to Exhibit 3(b) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended February
               27, 1993, File No. 0-20060)........................................
 3(b)          Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3(d) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
 4(a)          Credit Agreement, dated as of February 1, 1993 by and among the
               Registrant, certain financial institutions and The First National
               Bank of Chicago (incorporated by reference to Exhibit 4(a) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               August 31, 1993, File No. 0-20060).................................
 4(b)          Amendment No. 1 to Credit Agreement, dated as of March 11, 1993, by and among the Registrant, certain financial institutions and The
               First National Bank of Chicago (incorporated by reference to
               Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended August 31, 1993, File No. 0-20060)...............
 4(c)          Amendment No. 2 to Credit Agreement, dated as of May 19, 1993, by and among the Registrant, certain financial institutions and The
               First National Bank of Chicago (incorporated by reference to
               Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended August 31, 1993, File No. 0-20060)...............
 4(d)          Amendment No. 3 to Credit Agreement, dated as of July 19, 1993, by and among the Registrant, certain financial institutions and The
               First National Bank of Chicago (incorporated by reference to
               Exhibit 4(d) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended August 31, 1993, File No. 0-20060)...............
 4(e)          Amendment No. 4 to Credit Agreement, dated as of August 1, 1993, by and among the Registrant, certain financial institutions and The
               First National Bank of Chicago (incorporated by reference to
               Exhibit 4(e) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended August 31, 1993, File No. 0-20060)...............
 4(f)          Amendment No. 5 to Credit Agreement, dated as of November 29, 1993, by and among the Registrant, certain financial institutions and The
               First National Bank of Chicago.....................................
 4(g)          Amendment No. 5 to Credit Agreement, dated as of November 29, 1993, by and among the Registrant, certain financial institutions and The
               First National Bank of Chicago (incorporated by reference to
               Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for
               the fiscal quarter ended November 27, 1993, File No. 0-20060)......
 4(h)          Amended and Restated Credit Agreement (incorporated by reference to
               Exhibit 4(h) to the Registrant's Quarterly Report on Form 10-Q for
               the fiscal quarter ended December 3, 1994, File No. 0-20060).......

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
 4(i)          Amendment No. 1 to the Amended and Restated Credit Agreement
               (incorporated by reference to Exhibit 4(i) to the Registrant's quarterly Report on Form 10-Q for the fiscal quarter ended June 3,
               1995, File No. 0-20060)............................................
 4(j)          Amendment No. 2 to the Amended and Restated Credit Agreement.......
 4(k)          Amendment No. 3 to the Amended and Restated Credit Agreement.......
 4(l)          Second Amended and Restated Credit Agreement.......................
 4(m)          Amendment No. 1 to the Second Amended and Restated Credit Agreement
               dated as of January 25, 1996.......................................
 4(n)(1)       Series A Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. A-1, dated November 20, 1996...........................
 4(n)(2)       Series A Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. A-2, dated November 20, 1996...........................
 4(n)(3)       Series A Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. A-3, dated November 20, 1996...........................
 4(n)(4)       Series A Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. A-4, dated November 20, 1996...........................
 4(n)(5)       Series A Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. A-5, dated November 20, 1996...........................
 4(n)(6)       Series B Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. B-1, dated November 20, 1996...........................
 4(n)(7)       Series B Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. B-2, dated November 20, 1996...........................
 4(n)(8)       Series B Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. B-3, dated November 20, 1996...........................
 4(n)(9)       Series B Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. B-4, dated November 20, 1996...........................
 4(n)(10)      Series B Warrant to Purchase Common Stock of Norand Corporation.
               Warrant No. B-5, dated November 20, 1996...........................
 9             Voting Trust Agreement, dated as of June 7, 1993, by and among
               Sprout Capital V, Sprout Growth L.P., Sprout Growth Ltd., DLJ
               Capital Corporation, DLJ Venture Capital Fund II, L.P., The Bank of
               New York, as trustee, Donaldson, Lufkin & Jenrette, Inc. and The
               Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 9 to the Registrant's Annual Report on Form
               10-K for the fiscal year ended August 31, 1994, File No.
               0-20060)...........................................................
10(a)          Nontransferable Option Agreement, dated as of April 1, 1992, by and between the Registrant and N. Robert Hammer (incorporated by reference to Exhibit 10(a) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
10(b)          Nontransferable Incentive Stock Option Agreement, dated as of April
               18, 1989, by and between the Registrant and N. Robert Hammer
               (incorporated by reference to Exhibit 10(b) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(c)          Nontransferable Non-Qualified Stock Option Agreement, dated as of
               April 18, 1989, by and between the Registrant and Fred Wenninger
               (incorporated by reference to Exhibit 10(c) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
10(d)          Nontransferable Incentive Stock Option Agreement, dated as of April
               12, 1989, by and between the Registrant and Robert F. Warn
               (incorporated by reference to Exhibit 10(d) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(e)          Nontransferable Incentive Stock Option Agreement, dated as of April
               12, 1989, by and between the Registrant and Thomas O. Miller
               (incorporated by reference to Exhibit 10(e) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(f)          Nontransferable Incentive Stock Option Agreement, dated as of April
               12, 1989, by and between the Registrant and Robert L. Koenig
               (incorporated by reference to Exhibit 10(f) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(g)          Nontransferable Incentive Stock Option Agreement, dated as of
               January 1, 1992, by and between the Registrant and Greg L. Reyes
               (incorporated by reference to Exhibit 10(g) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(h)          Nontransferable Incentive Stock Option Agreement, dated as of April
               12, 1989, by and between the Registrant and Gerald J. Sweas
               (incorporated by reference to Exhibit 10(h) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(i)          Nontransferable Incentive Stock Option Agreement, dated as of
               January 20, 1992, by and between the Registrant and Gerald J. Sweas
               (incorporated by reference to Exhibit 10(i) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(j)          Nontransferable Incentive Stock Option Agreement, dated as of April
               8, 1991, by and between the Registrant and Steven P. Flannery
               (incorporated by reference to Exhibit 10(j) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(k)          Registrant's Long-Term Performance Program (incorporated by reference to Exhibit 10(k) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
10(l)          Registrant's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(l) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
10(m)          Registrant's Executive Bonus Plan (incorporated by reference to
               Exhibit 10(m) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
10(n)          Registrant's 1989 Stock Option Plan (incorporated by reference to
               Exhibit 10(n) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
*10(o)         License Agreement, dated December 1, 1991, by and between the
               Registrant and Symbol Technologies, Inc. (incorporated by reference to Exhibit 10(p) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
*10(p)         Development Agreement, dated as of November 30, 1990, by and between the Registrant and Omni-Point Data Company, Inc.
               (incorporated by reference to Exhibit 10(q) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
*10(q)         Original Equipment Manufacturer Agreement--ASICS, dated February
               10, 1992, between the Registrant and Omnipoint Corporation
               (incorporated by reference to Exhibit 10(r) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
*10(r)         Norand Vendor Agreement, dated June 15, 1989, by and between the
               Registrant and EMD Associates, Inc. (incorporated by reference to
               Exhibit 10(s) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
*10(s)         Motorola Product Sales Agreement, dated as of June 3, 1991, by and between the Registrant and Motorola, Inc. (incorporated by reference to Exhibit 10(u) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
10(t)          Employment Letter Agreement, dated February 1, 1989, between the
               Registrant and Gerald J. Sweas (incorporated by reference to
               Exhibit 10(v) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
10(u)          Employment Letter Agreement, dated July 29, 1991, between the
               Registrant and Robert Warn (incorporated by reference to Exhibit
               10(w) to the Registrant's registration statement on Form S-1 dated
               April 10, 1992, File No. 33-47114).................................
10(v)          Employment Letter Agreement, dated November 3, 1986, between Norand
               Corporation and Tom Miller (incorporated by reference to Exhibit
               10(x) to the Registrant's registration statement on Form S-1 dated
               April 10, 1992, File No. 33-47114).................................
10(w)          Employment Letter Agreement, dated September 30, 1987, between
               Norand Corporation and Robert Koenig (incorporated by reference to
               Exhibit 10(y) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
10(x)          Employment Letter Agreement, dated April 1, 1989, between the
               Registrant and N. Robert Hammer (incorporated by reference to
               Exhibit 10(z) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
10(y)          Employment Letter Agreement, dated December 13, 1991, between the
               Registrant and N. Robert Hammer (incorporated by reference to
               Exhibit 10(aa) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
10(z)          Cedar Rapids Manufacturing Building Lease Agreement, dated October
               13, 1983, by and between Norand Corporation and Alpha Development
               Company (incorporated by reference to Exhibit 10(bb) to the
               Registrant's registration statement on Form S-1 dated April 10,
               1992, File No. 33-47114)...........................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
10(aa)         Letter Agreement, dated October 27, 1983, between Norand
               Corporation and Alpha Development Company regarding the Cedar
               Rapids Manufacturing Building Lease Agreement (incorporated by reference to Exhibit 10(cc) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
10(bb)         Amended and Substituted First Amendment to Cedar Rapids
               Manufacturing Building Lease Agreement, dated as of August   ,
               1984, by and between Norand Corporation and Alpha Development
               Company (incorporated by reference to Exhibit 10(dd) to the
               Registrant's registration statement on Form S-1 dated April 10,
               1992, File No. 33-47114)...........................................
10(cc)         Second Amendment to Cedar Rapids Manufacturing Building Lease
               Agreement, dated as of June 20, 1986, by and between Norand
               Corporation and Alpha Development Company (incorporated by reference to Exhibit 10(ee) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
10(dd)         Third Amendment to Cedar Rapids Manufacturing Building Lease
               Agreement, dated as of December 26, 1990, by and between the
               Registrant and Alpha Development Company (incorporated by reference to Exhibit 10(ff) to the Registrant's registration statement on
               Form S-1 dated April 10, 1992, File No. 33-47114)..................
10(ee)         Cedar Rapids Service Center Lease Agreement, dated February 21,
               1986, by and between Norand Corporation and Delta Partners
               (incorporated by reference to Exhibit 10(gg) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(ff)         Cedar Rapids Service Center Assignment of Lease, dated March 25,
               1986, by and between the Norand Corporation, Delta Partners and
               United States Bank (incorporated by reference to Exhibit 10(hh) to the Registrant's registration statement on Form S-1 dated April 10,
               1992, File No. 33-47114)...........................................
10(gg)         Cedar Rapids Service Center Lease Modification and Extension
               Agreement, dated May 7, 1991, by and between the Registrant and
               Delta Partners (incorporated by reference to Exhibit 10(ii) to the
               Registrant's registration statement on Form S-1 dated April 10,
               1992, File No. 33-47114)...........................................
10(hh)         Hiawatha, Iowa Warehouse Lease Agreement, dated June 21, 1991, by and between the Registrant and Neprah Associates (incorporated by reference to Exhibit 10(jj) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
*10(ii)        Reseller Agreement, dated December 6, 1991, by and between the
               Registrant and Epic Data, Inc. (incorporated by reference to
               Exhibit 10(ll) to the Registrant's registration statement on Form
               S-1 dated April 10, 1992, File No. 33-47114).......................
*10(jj)        Letter of Intent, dated April 19, 1991, between the Registrant and
               Seiko Epson Corporation (incorporated by reference to Exhibit
               10(mm) to the Registrant's registration statement on Form S-1 dated
               April 10, 1992, File No. 33-47114).................................
10(kk)         Amendment No. 1 to Registrant's 1989 Stock Option Plan
               (incorporated by reference to Exhibit 10(nn) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
*10(ll)        International Distributor Agreement, dated September 1, 1992, between the Registrant and Epson Hanbai Co., Ltd. (incorporated by reference to Exhibit 10(oo) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No. 33-47114).....
10(mm)         Agreement, dated as of September 28, 1992, between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10(pp) to the Registrant's registration statement on
               Form S-1 dated April 10, 1992, File No. 33-47114)..................
10(nn)         Agreement, dated as of December 31, 1992, among the Registrant and certain of its shareholders (incorporated by reference to Exhibit
               10(rr) to the Registrant's registration statement on Form S-1 dated
               April 10, 1992, File No. 33-47114).................................
10(oo)         Amendment No. 2 to Registrant's 1989 Stock Option Plan
               (incorporated by reference to Exhibit 10(ss) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(pp)         Amendment No. 3 to Registrant's 1989 Stock Option Plan
               (incorporated by reference to Exhibit 10(pp) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................
10(qq)         Nontransferable Incentive Stock Option Agreement, dated as of March
               1, 1993, by and between the Registrant and N. Robert Hammer
               (incorporated by reference to Exhibit 10(qq) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................
10(rr)         Incentive Stock Option Agreement, dated as of March 1, 1993, by and between the Registrant and N. Robert Hammer (incorporated by reference to Exhibit 10(rr) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1993, File No.
               0-20060)...........................................................
10(ss)         Nontransferable Incentive Stock Option Agreement, dated as of March
               1, 1993, by and between the Registrant and Gerald J. Sweas
               (incorporated by reference to Exhibit 10(ss) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................
10(tt)         Incentive Stock Option Agreement, dated as of March 1, 1993, by and between the Registrant and Gerald J. Sweas (incorporated by reference to Exhibit 10(tt) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1993, File No.
               0-20060)...........................................................
10(uu)         Nontransferable Incentive Stock Option Agreement, dated as of March
               1, 1993, by and between the Registrant and Robert F. Warn
               (incorporated by reference to Exhibit 10(uu) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................
10(vv)         Incentive Stock Option Agreement, dated as of March 1, 1993, by and between the Registrant and Robert F. Warn (incorporated by reference to Exhibit 10(vv) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1993, File No.
               0-20060)...........................................................
10(ww)         Nontransferable Incentive Stock Option Agreement, dated as of March
               1, 1993, by and between the Registrant and Robert L. Koenig
               (incorporated by reference to Exhibit 10(ww) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
10(xx)         Incentive Stock Option Agreement, dated as of March 1, 1993, by and between the Registrant and Robert L. Koenig (incorporated by reference to Exhibit 10(xx) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1993, File No.
               0-20060)...........................................................
10(yy)         Nontransferable Incentive Stock Option Agreement, dated as of March
               1, 1993, by and between the Registrant and Thomas O. Miller
               (incorporated by reference to Exhibit 10(yy) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................
10(zz)         Incentive Stock Option Agreement, dated as of March 1, 1993, by and between the Registrant and Thomas O. Miller (incorporated by reference to Exhibit 10(zz) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1993, File No.
               0-20060)...........................................................
10(aaa)        Employment Letter Agreement, dated December 3, 1991, between the
               Registrant and Gregory L. Reyes (incorporated by reference to
               Exhibit 10(aaa) to the Registrant's Annual Report on Form 10-K for
               the fiscal year ended August 31, 1993, File No. 0-20060)...........
10(bbb)        Executive Retention Bonus Agreement, dated December 11, 1991, between the Registrant and Gregory L. Reyes (incorporated by reference to Exhibit 10(bbb) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1993, File No.
               0-20060)...........................................................
10(ccc)        Promissory Note, dated December 12, 1991, of Gregory L. Reyes, payable to the Registrant (incorporated by reference to Exhibit
               10(ccc) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended August 31, 1993, File No. 0-20060)...............
10(ddd)        Stockholders' Agreement, dated as of October 1, 1992, between the
               Registrant and certain of its stockholders (incorporated by reference to Exhibit 10(ddd) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1993, File No.
               0-20060)...........................................................
10(eee)        Waiver, Termination and Restriction Agreement, dated as of October
               1, 1992, between the Registrant and certain of its stockholders
               (incorporated by reference to Exhibit 9(b) to the Registrant's registration statement on Form S-1 dated April 10, 1992, File No.
               33-47114)..........................................................
10(fff)        Amendment No. 1 to Registrant's Long-Term Performance Program
               (incorporated by reference to Exhibit 10(fff) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................
10(ggg)        Letter Agreement, dated November 15, 1993, between the Registrant and Epic Data, Inc., regarding the Reseller Agreement, dated
               December 6, 1991, by and between the Registrant and Epic Data, Inc.
               (incorporated by reference to Exhibit 10(ggg) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1993, File No. 0-20060)............................................
10(hhh)        Cedar Rapids Manufacturing Building Amended and Restated Lease
               Agreement, dated January 31, 1994, between Norand Corporation and
               Alpha Development Company (incorporated by reference to Exhibit
               10(hhh) to the Registrant's Quarterly Report on Form 10-Q for the
               fiscal quarter ended February 26, 1994, File No. 0-20060)..........

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
0-20060)...10(jjj) Incentive Stock Option Award Agreement dated December 15, 1993, between Norand Corporation and Steven P. Flannery (incorporated by reference to Exhibit 10(jjj) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1994, File No.
               0-20060)...........................................................
10(kkk)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and N. Robert Hammer (incorporated by reference to Exhibit 10(kkk) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(lll)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and Gerald J. Sweas (incorporated by reference to Exhibit 10(lll) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(mmm)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and Thomas O. Miller (incorporated by reference to Exhibit 10(mmm) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(nnn)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and Greg L. Reyes (incorporated by reference to Exhibit 10(nnn) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended August 31, 1994, File No.
               0-20060)...........................................................
10(ooo)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and Robert F. Warn (incorporated by reference to Exhibit 10(ooo) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(ppp)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and Steven P. Flannery (incorporated by reference to Exhibit 10(ppp) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(qqq)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and Robert L. Koenig (incorporated by reference to Exhibit 10(qqq) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(rrr)        Incentive Stock Option Award Agreement dated January 6, 1994, between Norand Corporation and Robert A. Hurd (incorporated by reference to Exhibit 10(rrr) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(sss)        Incentive Stock Option Award Agreement dated February 24, 1994, between Norand Corporation and Robert A. Hurd (incorporated by reference to Exhibit 10(sss) to the Registrant's Quarterly Report
               on Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(ttt)        Amendment No. 1 to Registrant's Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4(a) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended November
               27, 1993, File No. 0-20060)........................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
10(uuu)        Amendment No. 2 to Registrant's Long-Term Performance Program
               (incorporated by reference to Exhibit 4(b) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended November
               27, 1993, File No. 0-20060)........................................
10(vvv)        Hiawatha, Iowa Warehouse Lease Agreement dated May 16, 1994, between the Registrant and Neprah Associates (incorporated by reference to Exhibit 10(jj) to the Registrant's Quarterly Report on
               Form 10-Q for the fiscal quarter ended May 28, 1994, File No.
               0-20060)...........................................................
10(www)        Employment Letter Agreement, dated February 18, 1991, between the
               Registrant and Steven P. Flannery (incorporated by reference to
               Exhibit 10(www) to the Registrant's Annual Report on Form 10-K for
               the fiscal year ended August 31, 1994, File No. 0-20060)...........
10(xxx)        Employment Letter Agreement, dated June 13, 1989, between the
               Registrant and Robert A. Hurd (incorporated by reference to Exhibit
               10(xxx) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended August 31, 1994, File No. 0-20060)...............
10(yyy)        Cedar Rapids Product Development Center Lease Agreement, dated as of April 6, 1994, between the Registrant and RYAN/D&S, L.C.
               (incorporated by reference to Exhibit 10(yyy) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1994, File No. 0-20060)............................................
10(zzz)        First Amendment to Cedar Rapids Product Development Center Lease,
               dated as of July 6, 1994, between the Registrant and RYAN/D&S, L.C.
               (incorporated by reference to Exhibit 10(zzz) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 31,
               1994, File No. 0-20060)............................................
10(aaaa)       Registrants 1994 Stock Option Plan for Non-Employee Directors
               (incorporated by reference to Exhibit 10(ttt) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended December
               3, 1994, File No. 0-20060).........................................
10(bbbb)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Charles G. Moore, III dated March 15, 1995
               (incorporated by reference to Exhibit 10(bbbb) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended March 4,
               1955, File No. 0-20060)............................................
10(cccc)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Morton L. Topfer dated March 15, 1995 (incorporated by reference to Exhibit 10(cccc) to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended March 4, 1995,
               File No. 0-20060)..................................................
10(dddd)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Hatim Tyabji dated March 15, 1995 (incorporated by reference to Exhibit 10(dddd) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 4, 1995, File No.
               0-20060)...........................................................
10(eeee)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Fred W. Wenninger dated March 15, 1995
               (incorporated by reference to Exhibit 10(eeee) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended March 4,
               1995, File No. 0-20060)............................................
10(ffff)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Keith B. Geeslin dated March 15, 1995(incorporated by reference to Exhibit 10(ffff) to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended March 4, 1995,
               File No. 0-20060)..................................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
10(gggg)       Incentive Stock Option Agreement between Norand Corporation and
               Neil R. Hammer dated May 3, 1995 (incorporated by reference to
               Exhibit 10(gggg) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1995, File No. 0-20060).......
10(hhhh)       Incentive Stock Option Agreement between Norand Corporation and
               Gerald S. Sweas dated May 3, 1995 (incorporated by reference to
               Exhibit 10(hhhhh) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1995, File No. 0-20060).......
10(iiii)       Incentive Stock Option Agreement between Norand Corporation and
               Thomas O. Miller dated May 3, 1995 (incorporated by reference to
               Exhibit 10(iiii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1995, File No. 0-20060).......
10(jjjj)       Form of Incentive Stock Option Agreement between Norand Corporation and Robert F. Warn dated May 3, 1995 (incorporated by reference to
               Exhibit 10(jjjj) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1995, File No. 0-20060).......
10(kkkk)       Incentive Stock Option Agreement between Norand Corporation and
               Steven P. Flannery dated May 3, 1995 (incorporated by reference to
               Exhibit 10(kkkk) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1995, File No. 0-20060).......
10(llll)       Incentive Stock Option Agreement between Norand Corporation and
               Robert L. Koenig dated May 3, 1995 (incorporated by reference to
               Exhibit 10(llll) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter end June 3, 1995, File No. 0-20060).........
10(mmmm)       Incentive Stock Option Agreement between Norand Corporation and
               Alan G. Bunte dated May 3, 1995 (incorporated by reference to
               Exhibit 10(mmmm) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1995, File No. 0-20060).......
10(nnnn)       Incentive Stock Option Agreement between Norand Corporation and
               Robert A. Hurd dated May 3, 1995 (incorporated by reference to
               Exhibit 10(nnnn) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1995, File No. 0-20060).......
10(oooo)       Incentive Stock Option Agreement between Norand Corporation and
               Robert F. Warn dated May 3, 1995 (incorporated by reference to
               Exhibit 10(oooo) to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, File No. 0-20060)...........
10(pppp)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Charles G. Moore, III dated January 18, 1996
               (incorporated by reference to Exhibit 10(pppp) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended March 2,
               1996, File No. 0-20060)............................................
10(qqqq)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Charles G. Moore, III dated March 16, 1996
               (incorporated by reference to Exhibit 10(qqqq) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended March 2,
               1996, File No. 0-20060)............................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
10(rrrr)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Hatim Tyabji dated March 16, 1996 (incorporated by reference to Exhibit 10(rrrr) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 2, 1996, File No.
               0-20060)...........................................................
10(ssss)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Fred W. Wenninger dated March 16, 1996
               (incorporated by reference to Exhibit 10(ssss) to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended March 2,
               1996, File No. 0-20060)............................................
10(tttt)       Non-Employee Director Stock Option Agreement between Norand
               Corporation and Keith B. Geeslin dated March 16, 1996 (incorporated by reference to Exhibit 10(tttt) to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended March 2, 1996,
               File No. 0-20060)..................................................
10(uuuu)       Incentive Stock Option Agreement dated March 29, 1996, between
               Norand Corporation and Thomas O. Miller (incorporated by reference to Exhibit 10(uuuu) to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended June 1, 1996, File No.
               0-20060)...........................................................
10(vvvv)       Incentive Stock Option Agreement dated February 6, 1996, between
               Norand Corporation and Thomas O. Miller (incorporated by reference to Exhibit 10(vvvv) to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended June 1, 1996, File No.
               0-20060)...........................................................
10(wwww)       Incentive Stock Option Agreement dated March 29, 1996, between
               Norand Corporation and Robert A. Hurd (incorporated by reference to
               Exhibit 10(wwww) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1996, File No. 0-20060).......
10(xxxx)       Incentive Stock Option Agreement dated February 6, 1996, between
               Norand Corporation and Robert A. Hurd (incorporated by reference to
               Exhibit 10(xxxx) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1996, File No. 0-20060).......
10(yyyy)       Incentive Stock Option Agreement dated January 25, 1996, between
               Norand Corporation and John A. Niemzyk (incorporated by reference to Exhibit 10(yyyy) to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended June 1, 1996, File No.
               0-20060)...........................................................
10(zzzz)       Incentive Stock Option Agreement dated March 29, 1996, between
               Norand Corporation and John A. Niemzyk (incorporated by reference to Exhibit 10(zzzz) to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended June 1, 1996, File No.
               0-20060)...........................................................
10(aaaaa)      Incentive Stock Option Agreement dated March 29, 1996, between
               Norand Corporation and N. Robert Hammer (incorporated by reference to Exhibit 10(aaaaa) to the Registrant's Quarterly Report on Form
               10-Q for the fiscal quarter ended June 1, 1996, File No.
               0-20060)...........................................................
10(bbbbb)      Incentive Stock Option Agreement dated March 29, 1996, between
               Norand Corporation and Alan G. Bunte (incorporated by reference to
               Exhibit 10(bbbbb) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1996, File No. 0-20060).......

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
  NUMBER                                     EXHIBIT                                     PAGE
-----------    -------------------------------------------------------------------   ------------
10(ccccc)      Incentive Stock Option Agreement dated February 6, 1996, between
               Norand Corporation and Alan G. Bunte (incorporated by reference to
               Exhibit 10(ccccc) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 1, 1996, File No. 0-20060).......
**10(ddddd)    Incentive Stock Option Agreement dated September 24, 1996, between
               Norand Corporation and N. Robert Hammer.
**10(eeeee)    Norand Corporation Change in Control Severance Policy.
**10(fffff)    Change in Control Benefit Agreement dated October 11, 1996 between
               Norand Corporation and N. Robert Hammer.
11             Statement regarding computation of per share earnings..............
21             Subsidiaries of Norand.............................................
23             Consent of Arthur Andersen LLP.....................................
27             Financial data schedule............................................

-------------------------
 * Confidential treatment has been obtained for portions of this exhibit
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.