Form 10-Q
period 1996-11-30
NORAND CORP /DE/
filed 1997-01-10
CIK 886034

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON. D.C. 20549

                                  FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 1996

                or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-200600

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

        Yes  X                                          No
            ---                                            ---

        As of January 6, 1997, there were 7,842,905 shares of the Registrant's Common Stock, $0.01 par value, outstanding.

                              NORAND CORPORATION
                                    INDEX


        PART I. FINANCIAL INFORMATION                                   Page No.
                                                                        --------

Item 1. Consolidated Fincancial Statements:

        Consolidated Balance Sheets
        November 30, 1996 and August 31, 1996                                3

        Consolidated Statements of Operations
        Three Months Ended November 30, 1996
        and December 2, 1995                                                 4

        Consolidated Statements of Stockholders' Equity
        November 30, 1996, August 31, 1996
        and August 31, 1995                                                  5

        Consolidated Statements of Cash Flows
        Three Months Ended November 30, 1996
        and December 2, 1995                                             6 - 7

        Notes to Consolidated Financial Statements                       8 - 9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10 - 15

        PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     16

        Signatures                                                           17

        Index to Exhibits                                                    18

                     PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           NORAND CORPORATION
                      CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share data)

                                                           NOVEMBER 30,    AUGUST 31,
                                                              1996           1996
                                                           -----------    -----------
                                                           (UNAUDITED)
                                 ASSETS

Current assets:
  Cash and cash equivalents                                 $  3,199       $  3,604
  Accounts receivable, net of allowances for doubtful
    accounts and estimated sales returns of $9,332
    (unaudited) and $9,278                                    60,978         69,841
  Inventories                                                 32,497         33,565
  Deferred tax assets                                          8,947          8,523
  Prepaid expenses and other current assets                    7,329          8,011
                                                           -----------    -----------
     Total current assets                                    112,950        123,544

Noncurrent assets:
  Property, plant and equipment, net                          25,236         25,601
  Deferred tax assets                                          9,318          9,318
  Patents and intellectual properties, net                     5,836          6,157
  Goodwill, net                                                3,074          3,112
  Other noncurrent assets                                      4,463          4,333
                                                           -----------    -----------
    Total assets                                            $160,877       $172,065
                                                           ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                           $ 49,443       $ 52,460
  Accounts payable                                            18,477         23,195
  Accrued payroll and employee benefits                        9,850          9,809
  Other accrued liabilities                                   30,775         33,449
  Deferred income                                              9,696         10,418
                                                           -----------    -----------
    Total current liabilities                                118,241        129,331
                                                           -----------    -----------
Stockholders' equity:
  Common stock, $.01 par value: Authorized 15,000,000
    shares;  issued and  outstanding 7,665,546 shares
    (unaudited) and 7,664,535 shares                              77             77
  Additional paid-in capital                                  75,242         75,237
  Accumulated deficit                                        (28,715)       (28,482)
  Equity adjustment from foreign currency translation         (3,968)        (4,098)
                                                           -----------    -----------
    Total stockholders' equity                                42,636         42,734
                                                           -----------    -----------
    Total liabilities and stockholders' equity              $160,877       $172,065
                                                           ===========    ===========


       See accompanying notes to the consolidated financial statements.

                                   NORAND CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except per share amounts)

                                                    THREE MONTHS ENDED
                                             --------------------------------
                                             NOVEMBER 30,         DECEMBER 2,
                                                1996                 1995
                                             ------------        ------------
                                             (UNAUDITED)          (UNAUDITED)
Revenues:
  Product sales revenue                        $44,836              $39,231
  Customer service revenue                      10,600               10,575
                                             ------------        ------------
    Total revenues                              55,436               49,806

Cost of products and services                   31,692               30,966
                                             ------------        ------------
    Gross profit                                23,744               18,840

Operating expenses:
  Product development and
    engineering expenses                         5,174                7,020
  Selling expenses                              12,996               13,126
  General and administrative expenses            4,167                4,201
                                             ------------        ------------
    Total operating expenses                    22,337               24,347
                                             ------------        ------------

    Income (loss) from operations                1,407               (5,507)

Interest and other expenses                      1,740                1,112
Litigation settlement                                -                  300
                                             ------------        ------------
    Loss before income taxes                      (333)              (6,919)

Income tax benefit                                (100)              (2,076)
                                             ------------        ------------
    Net loss                                   $  (233)             $(4,843)
                                             ============        ============
Net loss per common share                      $ (0.03)             $ (0.63)
                                             ============        ============
Average number of common and common
  equivalent shares outstanding              7,664,865            7,663,691
                                             ============        ============

       See accompanying notes to the consolidated financial statements.

                               NORAND CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (Dollars in thousands, except share data)

                                                                                                  EQUITY
                                                                                                ADJUSTMENT
                                                                    ADDITIONAL                 FROM FOREIGN
                                                COMMON STOCK          PAID-IN    ACCUMULATED     CURRENCY
                                            SHARES       AMOUNT       CAPITAL      DEFICIT      TRANSLATION
                                          -----------  -----------  -----------  -----------  ---------------
Balances, August 31, 1994                   7,350,574          $73      $69,594     $(10,606)         $(2,084)

Exercises of stock options                    174,455            2        2,737            -                -
Tax benefit from exercise of stock
options                                             -            -          382            -                -
Acquisition of subsidiary                       9,817            -          437            -                -
Foreign currency translation                        -            -            -            -           (1,558)
Net loss                                            -            -            -       (3,706)               -
                                          -----------  -----------  -----------  -----------  ---------------
Balances, August 31, 1995                   7,534,846           75       73,150      (14,312)          (3,642)

Exercises of stock options                    129,689            2        2,087            -                -
Foreign currency translation                        -            -            -            -             (456)
Net loss                                            -            -            -      (14,170)               -
                                          -----------  -----------  -----------  -----------  ---------------
Balances, August 31, 1996                   7,664,535           77       75,237      (28,482)          (4,098)

Exercises of stock options (unaudited)          1,011            -            5            -                -
Foreign currency translation (unaudited)            -            -            -            -              130
Net loss (unaudited)                                -            -            -         (233)               -
                                          -----------  -----------  -----------  -----------  ---------------
Balances, November 30, 1996 (unaudited)     7,665,546          $77      $75,242     $(28,715)         $(3,968)
                                          ===========  ===========  ===========  ===========  ================

        See accompanying notes to the consolidated financial statements.

                               NORAND CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      THREE MONTHS PERIOD ENDED
                                                                   -------------------------------
                                                                   NOVEMBER 30,        DECEMBER 2,
                                                                       1996                1995
                                                                   -----------         -----------
                                                                   (UNAUDITED)         (UNAUDITED)
Cash flows from Operating Activities:
Net loss                                                                 $(233)            $(4,843)
                                                                   -----------         -----------
Adjustments  to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation                                                           1,746               1,590
  Amortization                                                           1,119                 845
  Amortization of deferred royalty income                                    -                (542)
  Deferred tax assets                                                    (424)              (2,076)
  Provision for doubtful accounts and sales returns                      1,389               1,757
  Changes in assets and liabilities:
    Accounts receivable                                                  7,751               2,031
    Inventories                                                          1,278              (3,041)
    Prepaid expenses and other assets                                      753                 (76)
    Deferred income                                                       (721)               (468)
    Accounts payable and accrued liabilities                            (7,539)             (9,144)
                                                                   -----------         -----------
      Total adjustments                                                  5,352              (9,124)
                                                                   -----------         -----------
      Net cash provided by (used in) operating activities                5,119             (13,967)
                                                                   -----------         -----------

Cash flows from Investing Activities:
  Additions to property, plant and equipment                            (1,310)             (2,977)
  Additions to software, patents, and intellectual properties             (411)               (935)
                                                                   -----------         -----------
      Net cash used in investing activities                             (1,721)             (3,912)
                                                                   -----------         -----------
Cash flows from Financing Activities:
  Net borrowings under line of credit agreement                         (3,040)             21,360
  Issuances of common stock                                                  5                   5
  Payments of refinancing expenses                                        (466)                (45)
                                                                   -----------         -----------
      Net cash provided by (used in) financing activities               (3,501)             21,320
                                                                   -----------         -----------

Effect of exchange rate changes on cash                                   (302)               (126)
                                                                   -----------         -----------
Net increase (decrease) in cash and cash equivalents                      (405)              3,315
Cash and cash equivalents:
  Beginning of period                                                    3,604               3,809
                                                                   -----------         -----------
  End of period                                                         $3,199              $7,124
                                                                   ===========         ===========


       See accompanying notes to the consolidated financial statements.

                               NORAND CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (Dollars in thousands)

                                                                        THREE MONTHS PERIOD ENDED
                                                                     -------------------------------
                                                                     NOVEMBER 30,        DECEMBER 2,
                                                                         1996                1995
                                                                     -----------         -----------
                                                                     (UNAUDITED)         (UNAUDITED)
Supplemental disclosures of cash flow information:
  Interest paid on all debt obligations                                  $1,668                $803
                                                                     ===========         ===========
  Income taxes refunded, net                                                $99                $911
                                                                     ===========         ===========


        See accompanying notes to the consolidated financial statements.

                               NORAND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


     1. BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the Company's financial position as of November 30, 1996, and the results of its operations and cash flows for the three months ended November 30, 1996 and December 2, 1995, in conformity with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          The Company is subject to various potential risks and uncertainties which include, without limitation, continued pressures in the marketplace, the Company's ability to realize the benefits of the implemented restructuring, the future need for restructuring, the Company's ability to achieve increased revenues from new products and achieve lower operating expenses as a percent of revenues, the Company's ability to obtain debt financing, remain in compliance with debt covenants and maintain liquidity. Additionally, the Company is subject to potential risks and uncertainties related to foreign operations, the effect of technological changes on the carrying value of inventories and specialized manufacturing equipment, the estimated realization of deferred tax assets, the potential for additional third party claims against the Company's Italian subsidiary and the possible adverse effects of certain pending litigation.
          The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

     2. INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:




                         November 30,  August 31,
                            1996          1996
                           -------      -------
     Parts and materials   $15,522      $16,383
     Work in process         2,256        1,671
     Finished goods         11,008       11,957
     Field service and
     sales supplies          3,711        3,554
                           -------      -------
     Total                 $32,497      $33,565
                           =======      =======

     3. SHORT-TERM DEBT

          At August 31, 1996, the Company had $52.0 million of borrowings outstanding under a credit facility (the "Agreement") with a group of lending banks. In November 1996, as a result of noncompliance with certain covenants under the Agreement due to losses incurred for the year ended August 31, 1996, the Company and its lenders amended the Agreement (the "Amended Agreement") wherein the lending group agreed to waive any defaults under or violations of the Agreement occurring on or before August 31, 1996. The Amended Agreement provides for maximum borrowings of $60.5 million. Maximum allowable borrowings decline to $59.5 million on December 16, 1996 and then decline periodically to $48.25 million on September 15, 1997. Obligations under the Amended Agreement will mature on September 30, 1997. Obligations under the Amended Agreement will continue to be secured by substantially all of the assets of the Company. No foreign currency borrowings are permitted under the Amended Agreement. The effective interest rate increases periodically from the agent's alternate base rate (ABR) plus 1.75% for all borrowings up to $57.4 million and ABR plus 2.75% for borrowings above $57.4 million on September 15, 1996 to ABR plus 4% on December 31, 1996 for all borrowings. The Amended Agreement will continue to contain financial covenants relating to tangible net worth, capital additions, earnings and cash flows. At November 30, 1996, the Company had $49.0 million of borrowings outstanding under the Amended Agreement.
          In addition to a fee amounting to $0.3 million which was paid on September 15, 1996 to maintain the aggregate borrowing capacity under the Agreement, the Company paid additional fees to maintain aggregate borrowings under the Amended Agreement amounting to 0.1% of the total facility due at closing, and will be required to pay 0.1% of the total facility due monthly from January 31, 1997 to April 30, 1997, and 0.25% of the total facility due June 30, 1997.
          Concurrently with entering into the Amended Agreement, the Company issued to its lending group Series A Warrants exercisable for an aggregate of 250,000 shares of the Company's common stock (the "Series A Warrants") and Series B Warrants exercisable for an aggregate of 300,000 shares of the Company's common stock (the "Series B Warrants"), in each case at an exercise price of $21.15. The Series A Warrants and Series B Warrants are not exercisable until May 31, 1997 and August 31, 1997, respectively, and may be repurchased by the Company for an aggregate of one dollar ($1) for the Series A Warrants and an aggregate of one dollar ($1) for the Series B Warrants in the event that, with respect to each of the Series A Warrants and Series B Warrants, prior to such dates, all indebtedness under the Amended Agreement has been repaid in full. Additionally, with respect to the Series B Warrants, the Company may repurchase such Warrants before August 31, 1997, for an aggregate of one dollar ($1) if it has received at least $20 million in net cash proceeds from additional equity.
          The Company is currently seeking alternative sources of capital which will be more advantageous to the Company. Management believes that they will be able to replace the Amended Agreement with such sources during fiscal 1997, although there can be no assurances that such sources will be available.

     4.  LITIGATION

          On December 19, 1996, the settlement announced on August 28, 1996 of the securities class action lawsuit against the Company and certain of its officers was given final approval by the Federal District Court in Cedar Rapids. Under the settlement, shareholders who are members of the class certified by the Court will receive $4.5 million in cash and $4.5 million worth of Norand stock, plus interest from October 17, 1996, less attorneys fees and certain other expenses. The cash portion of the settlement is covered by insurance. The Company has the option to pay $4.5 million in cash instead of issuing stock.
          The Company is also subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters will not be material to the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AS A PERCENTAGE OF TOTAL REVENUES (DOLLARS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                -------------------------------------------------------------
                                                                      NOVEMBER 30,                         DECEMBER 2,
                                                                          1996                                 1995
                                                                      (UNAUDITED)                          (UNAUDITED)
                                                                -------------------------           -------------------------
Revenues:
  Product sales revenue                                         $44,836             80.9%           $39,231             78.8%
  Customer service revenue                                       10,600             19.1%            10,575             21.2%
                                                                --------           ------           --------           ------
    Total revenues                                               55,436            100.0%            49,806            100.0%

Cost of products and services                                    31,692             57.2%            30,966             62.2%
                                                                --------           ------           --------           ------
    Gross profit                                                 23,744             42.8%            18,840             37.8%

Operating expenses:
  Product development and
    engineering expenses                                          5,174              9.3%             7,020             14.1%
  Selling expenses                                               12,996             23.4%            13,126             26.4%
  General and administrative expenses                             4,167              7.5%             4,201              8.4%
                                                                --------           ------           --------           ------
    Total operating expenses                                     22,337             40.2%            24,347             48.9%
                                                                --------           ------           --------           ------
    Income (loss) from operations                                 1,407              2.6%            (5,507)           (11.1%)

Interest and other expenses                                       1,740              3.2%             1,112              2.2%
Litigation settlement                                                 -                 -               300              0.6%
                                                                --------           ------           --------           ------
    Loss before income taxes                                       (333)            (0.6%)           (6,919)           (13.9%)

Income tax benefit                                                 (100)            (0.2%)           (2,076)            (4.2%)
                                                                --------           ------           --------           ------
    Net loss                                                      $(233)            (0.4%)          $(4,843)            (9.7%)
                                                                ========           ======           ========           ======


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

     SAFE HARBOR STATEMENT

          Except for the historical information contained herein, certain of the matters discussed herein are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Potential risks and uncertainties include, without limitation, continued pressures in the marketplace, the Company's ability to realize the benefits of the implemented restructuring of the Company, the future need for additional restructuring, the Company's ability to achieve increased revenues from new products and achieve lower operating expenses, and other factors that may affect future results as described below.
          Product shipments made during any particular quarter generally represent orders received either during that quarter or shortly before the beginning of that quarter. Shipments for orders received in a fiscal quarter are generally from products manufactured in that quarter. It is the Company's objective to maintain sufficient levels of inventories to facilitate meeting delivery requirements of its customers. However, there can be no assurance that during any given quarter the Company has or can procure the appropriate mix of raw materials in order to accommodate any given order. The Company's financial performance in any quarter is dependent to a significant degree upon obtaining orders in that quarter which can be manufactured and delivered to its customers in that quarter. As such, financial performance for any given quarter cannot be known or fully assessed until near the end of that quarter.
          A substantial portion of the Company's total revenues is from customers located outside of the United States. Foreign sales are subject to the normal risk of foreign operations such as global and regional economic conditions, trade protection measures, regulatory acceptance of the Company's products, longer accounts receivable collection patterns, and other considerations peculiar to the conduct of international business. Additionally, the majority of the Company's foreign sales are billed in foreign currencies which are subject to fluctuations. The Company is subject to similar risks in its procurement of certain of its materials and components from foreign sources.
          Traditionally, the selling price of the Company's products decreases over the life of the product. The Company endeavors to reduce manufacturing costs of existing products and to introduce new products, functions and other price/performance-enhancing features in order to mitigate the effect of such decreases. To the extent that such cost reductions, product enhancements and new product introductions do not occur in a timely manner or do not achieve market acceptance, the Company's operating results could be materially, adversely affected.
          The business in which the Company is engaged is highly competitive and influenced by advances in technology, product improvements and new product introduction, and price competition. Failure to keep pace with product and technological advances could adversely affect the Company's competitive position and prospects for growth.
          There can be no assurance that the Company's research and development activities will lead to the successful introduction of new or improved products or that the Company will not encounter delays or problems in connection therewith. The cost of completing new technologies to satisfy customer design, quality and delivery expectations may exceed original estimates and could adversely affect operating profits during any financial period. There can be no assurance that newly designed technologies and products will ever result in volume production and shipments. In addition, products under development are frequently announced before introduction and such announcements may cause customers to delay purchases of existing products in anticipation of new or improved versions of those products.
          The Company seeks to protect its proprietary information and technology through reliance on contractual confidentiality provisions and the application of patent, trademark and copyright laws. There can be no assurance that such applications will result in the issuance of patents, trademarks or copyrights or that third parties will not seek to challenge, invalidate or circumvent such applications or resulting patents, trademarks or copyrights. Moreover, competitors may independently develop equivalent or superior, non-infringing technologies which could adversely effect the Company's ability to market its products and deliver revenue growth.
          Many of the Company's products incorporate technologies licensed from third parties. There can be no assurance that the Company will be able to license needed technologies in the future. Additionally, the Company believes that its products, processes and trademarks do not infringe on the rights of third parties; however, there can be no assurance that third parties will not assert claims of infringement of intellectual property rights against the Company and that such claims will not lead to litigation and/or require the Company to significantly modify or even discontinue sales of certain of its products.
          The Company has in the past, and may in the future, encounter shortages of supplies and delays in deliveries of necessary components from both domestic and foreign suppliers. While past shortages and delays have not had a material adverse effect on the Company, shortages and delays could have such effect in the future. Certain components, subassemblies and products are sourced from a single supplier or a limited number of suppliers. The loss of any such supplier may cause the Company to incur additional set-up costs and delays in manufacturing and delivery of products.
          Certain of the Company's products operate through the transmission of radio signals. These products are subject the regulation by the Federal Communications Commission of the United States and corresponding authorities in other countries. Currently, operation of such products in specified frequency bands does not require licensing by such regulatory authorities. Regulatory changes restricting the use of such bands or allocating frequencies could have a materially adverse effect on the Company's business and its results of operations.
          The Company procures certain components and subassemblys subject to long lead times and extended sales forecasts that may be affected by rapid technological obsolescence. The effect of technological obsolescence has resulted in previous material inventory writedowns and may result in future writedowns which could adversely effect results of operations.
          It is the Company's policy to depreciate specialized manufacturing equipment over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment based on unit sales projections of underlying products. Given the rapid changes in technology, there can be no assurance that the Company's estimate that it will recover the carrying amount of this equipment from future operations will not change in the near term.
          The Company has recorded deferred tax assets totaling $18.3 million at November 30, 1996, which include $7.6 million of domestic net operating loss (NOL) carryforwards. Realization of the benefit of the NOL carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


          As a result of losses in fiscal 1995, the Company was not in compliance with certain covenants under its credit facility.
     Additionally, in November 1996, as a result of noncompliance with certain covenants due to losses recorded in fiscal 1996, the Company and its lenders amended its credit facility. Although management believes that the Company will comply with the covenants under the amended facility, there can be no assurance that the Company will comply with any or all of the covenants under the amended credit facility in future periods. Future noncompliance with covenants under the amended credit facility could adversely impact the Company's ability to secure adequate borrowings at a reasonable cost to fund future operations and working capital requirements.
          The Company recorded charges in its 1995 and 1994 financial statements related to irregularities discovered at its Italian subsidiary. Although management believes that the aggregate charges relating to the irregularities will not exceed the amounts already recorded, there can be no assurance that additional third party claims against the Italian subsidiary will be discovered in future periods which will result in further losses which could have an adverse financial impact on the Company.
          The Company has in the past and may in the future acquire businesses as a way of expanding its product offerings and acquiring new technology. Failure of the Company to identify future acquisition opportunities and/or to integrate effectively businesses that it may acquire could have a material adverse effect on the Company's growth.
          The Company's future depends in large part on the continued recruitment and retention of key technical, marketing and management personnel, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a materially adverse effect on the Company's business, financial condition and results of operations.
          In addition to factors described above, the Company's future financial results are subject to possible adverse effects of certain pending litigation as discussed in Note 4 of the Consolidated Financial Statements.

     RESULTS OF OPERATIONS

     Revenues

          Consolidated revenues for the quarter ended November 30, 1996 increased $5.6 million or 11.3% compared to revenues for the same period in the prior fiscal year. Product revenues increased $5.6 million or 14.3% from the comparable prior period. The growth in product revenue was supported by continued demand for the Company's new products, progress in penetrating new vertical markets, particularly home services, transportation, package trucking and field services; and growth in the Systems Integration business. Customer service revenues remained flat at $10.6 million from the comparable prior period. Growth in customer service revenues compared to the first quarter of fiscal 1996 has been slowed due to the expiration of certain long-term maintenance contracts for the Company's legacy products combined with an increase in the standard warranty period for the Company's new products.

     Gross Profit

          The Company's gross profit for the quarter November 30, 1996 increased $4.9 million or 26.0% from the comparable prior period. Gross profit as a percent of total revenues increased from 37.8% to

     42.8% for the quarter ended November 30, 1996. The increase in gross profits is due primarily to the achievement of certain cost reduction initiatives combined with decreases in costs for ongoing product enhancements.
          The Company expects gross margins to remain in the range of gross margin percentages recorded in the three month period ended November 30, 1996.

     Operating Expenses

          Product Development and Engineering. Product development and engineering expenses for the quarter ended November 30, 1996 decreased $1.8 million or 26.3% from the comparable prior period due primarily to the timing of costs incurred in the completion of development projects combined with $0.6 million of reimbursed expenses. Product development and engineering expenses as a percent of total revenue were 9.3% for the quarter ended November 30, 1996, compared with 14.1% for the comparable prior period.

          Selling. Selling expenses for the quarter ended November 30, 1996 decreased $0.1 million or 0.1% from the comparable prior period due primarily to the effects of the fiscal 1996 restructuring and continued control over expenses, partially offset by higher commissions on higher revenues. Selling expenses as a percent of total revenues were 23.4% for the quarter ended November 30, 1996, compared to 26.4% for the comparable period in the prior year.

          General and Administrative. General and administrative expenses for the quarter ended November 30, 1996 remained flat at $4.2 million from the comparable prior period due primarily to the effects of restructuring and continued control over expenses. General and administrative expenses as a percent of total revenues were 7.5% for the quarter ended November 30, 1996, compared to 8.4% for the comparable period in the prior year.

     Interest and Other Expenses

          Interest and other expenses for the quarter ended November 30, 1996 increased $0.6 million due primarily to higher interest rates.

     Income Taxes

          The Company's effective tax rate was 30.0% for the quarter ended November 30, 1996. The effective tax rate for the quarter ended November 30, 1996 is comparable to the same period in fiscal 1995.

     Net Income

          Net loss of $0.2 million for the quarter ended November 30, 1996 improved from a net loss of $4.8 million for the comparable period in fiscal 1995. The improvement is due to higher revenues, and improved gross margins and operating expenses as a percentage of revenues, partially offset by higher interest and other expenses.

     LIQUIDITY AND CAPITAL RESOURCES

          Cash flows provided by operating activities were $5.1 million for the three months ended November 30, 1996, compared to cash flows used in operating activities of $14.0 million for the three months ended December 2, 1995.
          The Company invested $1.7 million and $3.9 million in capital equipment and intellectual properties in the three month periods ended November 30, 1996 and December 2, 1995, respectively. Capital equipment investments were primarily concentrated in production machinery, tooling and equipment, office automation tools, continued investment in the implementation of SAP business systems software, and sales and product development equipment to support continued business growth.
          At August 31, 1996, the Company had $52.0 million of borrowings outstanding under a credit facility (the "Agreement") with a group of lending banks. In November 1996, as a result of noncompliance with certain covenants under the Agreement due to losses incurred for the year ended August 31, 1996, the Company and its lenders amended the Agreement (the "Amended Agreement") wherein the lending group agreed to waive any defaults under or violations of the Agreement occurring on or before August 31, 1996. The Amended Agreement provides for maximum borrowings of $60.5 million. Maximum allowable borrowings decline to $59.5 million on December 16, 1996 and then decline periodically to $48.25 million on September 15, 1997. Obligations under the Amended Agreement will mature on September 30, 1997. Obligations under the Amended Agreement will continue to be secured by substantially all of the assets of the Company. No foreign currency borrowings are permitted under the Amended Agreement. The effective interest rate increases periodically from the agent's alternate base rate (ABR) plus 1.75% for all borrowings up to $57.4 million and ABR plus 2.75% for borrowings above $57.4 million on September 15, 1996 to ABR plus 4% on December 31, 1996 for all borrowings. The Amended Agreement will continue to contain financial covenants relating to tangible net worth, capital additions, earnings and cash flows. At November 30, 1996, the Company had $49.0 million of borrowings outstanding under the Amended Agreement.
          In addition to a fee amounting to $0.3 million which was paid on September 15, 1996 to maintain the aggregate borrowing capacity under the Agreement, the Company paid additional fees to maintain aggregate borrowings under the Amended Agreement amounting to 0.1% of the total facility due at closing, and will be required to pay 0.1% of the total facility due monthly from January 31, 1997 to April 30, 1997, and 0.25% of the total facility due June 30, 1997.
          Concurrently with entering into the Amended Agreement, the Company issued to its lending group Series A Warrants exercisable for an aggregate of 250,000 shares of the Company's common stock (the "Series A Warrants") and Series B Warrants exercisable for an aggregate of 300,000 shares of the Company's common stock (the "Series B Warrants"), in each case at an exercise price of $21.15. The Series A Warrants and Series B Warrants are not exercisable until May 31, 1997 and August 31, 1997, respectively, and may be repurchased by the Company for an aggregate of one dollar ($1) for the Series A Warrants and an aggregate of one dollar ($1) for the Series B Warrants in the event that, with respect to each of the Series A Warrants and Series B Warrants, prior to such dates, all indebtedness under the Amended Agreement has been repaid in full. Additionally, with respect to the Series B Warrants, the Company may repurchase such Warrants before August 31, 1997, for an aggregate of one dollar ($1) if it has received at least $20 million in net cash proceeds from additional equity.
          The Company is currently seeking alternative sources of capital which will be more advantageous to the Company. Management believes that they will be able to replace the Amended Agreement with such sources during fiscal 1997, although there can be no assurances that such sources will be available.
          The Company believes that projected capital equipment and systems additions and working capital requirements can be funded from operations or by existing borrowing capacity under the Company's current credit facility.
                                     - 15 -

                              NORAND CORPORATION

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         See Exhibit Index which is incorporated herein by reference.

SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NORAND CORPORATION
                                    (Registrant)

Dated: January 10, 1997
       ----------------
                                    /s/ N. Robert Hammer
                                    --------------------
                                    N. Robert Hammer
                                    Chairman, President and Chief Executive
                                    Officer


Dated: January 10, 1997
       ----------------
                                    /s/ Robert A. Hurd
                                    ------------------
                                    Robert A. Hurd
                                    Controller, Chief Accounting Officer and
                                    Assistant Treasurer

                              NORAND CORPORATION
                                EXHIBIT INDEX




Exhibit No.     Description                                      Page Number
-----------     -----------                                      -----------
    11          Computation of Per-Share Income                       19

    27          Financial Data Schedule                               20